Form 10-Q
period 2013-06-30
UBL Interactive,Inc.
filed 2013-08-14
CIK 1576778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2013
☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to _____________

Commission file number:  333-147193

UBL Interactive, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	27-1077850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Carmel Road, Suite 202 Charlotte, NC	28226
(Address of principal executive offices)	(Zip Code)

(704) 930-0297
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 13, 2013, there were 33,900,385 shares of $0.01 par value common stock issued and outstanding.

FORM 10-Q
UBL Interactive, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UBL Interactive, Inc.

June 30, 2013 and 2012

UBL Interactive, Inc.
Consolidated Balance Sheets

	June 30, 2013	September 30, 2012
	(Unaudited)

Assets

Current Assets
Cash	$120,789	$126,765
Accounts receivable, net of allowance for doubtful accounts of $12,000 and $10,784, respectively	205,776	422,508
Prepaid expenses	25,867	7,291
Deferred costs	280,603	372,707
Total Current Assets	633,035	929,271

Property and Equipment, net	30,715	26,377

Other Assets
Intangible assets, net	148,472	-
Capitalized software development costs, net	-	22,896
Security deposits	12,468	5,288
Debt issue costs, net	2,443	-

Total Other Assets	163,383	28,184

Total Assets	$827,133	$983,832

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$1,487,774	$1,136,802
Accounts payable - related party	13,417	10,066
Deferred revenue	1,137,246	1,261,325
Current maturities of convertible notes payable, net of discount	389,842	25,000
Derivative liabilities	1,024,291	-
Current maturities of capital lease liability	3,426	3,396
Current maturities of notes payable	9,882	12,404

Total Current Liabilities	4,065,878	2,448,993

Long-Term Liabilities:
Capital lease liability, net of current maturities	-	2,535
Notes payable, net of current maturities	330,859	338,223
Convertible notes payable, net of current maturities and discount	-	173,333
Derivative liabilities	-	293,884
Other liabilities	51,372	-

Total Long-Term Liabilities	382,231	807,975

Total Liabilities	4,448,109	3,256,968

Stockholders' Deficit
Preferred stock, par value $0.01: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $0.01: 50,000,000 shares authorized;
33,764,969 and 33,564,969 shares issued and outstanding, respectively	337,650	335,650
Additional paid in capital	1,489,912	1,443,748
Accumulated deficit	(5,448,538)	(4,052,534)

Total Stockholders' Deficit	(3,620,976)	(2,273,136)

Total Liabilities and Stockholders' Deficit	$827,133	$983,832

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statements of Operations

	For the Three Months		For the Nine Months
	Ended		Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$923,415	$753,973	$2,666,578	$1,891,757

Cost of revenues	404,427	391,662	1,161,045	892,948

Gross margin	518,988	362,311	1,505,533	998,809

Operating expenses
Selling, general and administrative	766,017	774,665	2,070,312	2,088,352
Research and development	26,324	20,497	85,061	41,324
Total operating expenses	792,341	795,162	2,155,373	2,129,676

Loss from operations	(273,353)	(432,851)	(649,840)	(1,130,867)

Other income (expense)
Interest income	17	-	313	7
Interest expense	(53,012)	(71,947)	(165,446)	(148,359)
Change in fair value of derivative liabilities	(701)	(113,333)	(222,114)	279,992
Derivative expense	-	-	(181,426)	(538,460)
Loss on extinguishment of debt	-	(8,667)	(177,277)	(8,667)
Loss on disposition of fixed assets	-	-	-	(5,455)
Gain on settlement of employee liabilities	-	20,474	-	34,988
Other income (expense)	(59)	(184)	(214)	885

Other income (expense), net	(53,755)	(173,657)	(746,164)	(385,069)

Loss before income tax provision	(327,108)	(606,508)	(1,396,004)	(1,515,936)

Income tax provision	-	-	-	-

Net loss	$(327,108)	$(606,508)	$(1,396,004)	$(1,515,936)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted average common shares outstanding
- Basic and diluted	33,624,310	30,663,736	33,584,749	30,260,480

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statement of Stockholders' Deficit
For the Year Ended Sepember 30, 2012 and for the Interim Period Ended June 30, 2013
(Unaudited)

	Common stock, par value $0.01		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, October 1, 2011	29,910,810	$299,108	$452,187	$(2,016,318)	$(1,265,023)

Common stock issued for services	2,527,332	25,273	480,193		505,466

Common stock issued to settle liabilities	125,000	1,250	17,500		18,750

Conversion of notes payable and interest to common stock	351,827	3,518	49,256		52,774

Stock options exercised	650,000	6,500	(6,500)		-

Related party capital contribution			5,000		5,000

Stock options issued for services			438,626		438,626

Stock options issued to settle liabilities			7,486		7,486

Net loss			-	(2,036,216)	(2,036,216)

Balance, September 30, 2012	33,564,969	335,650	1,443,748	(4,052,534)	(2,273,136)

Common stock issued to settle liabilities	200,000	2,000	36,000		38,000

Stock options issued for services			10,164		10,164

Net loss				(1,396,004)	(1,396,004)

Balance, June 30, 2013	33,764,969	$337,650	$1,489,912	$(5,448,538)	$(3,620,976)

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(1,396,004)	$(1,515,936)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	41,649	38,596
Bad debt expense	36,918	-
Stock based compensation	10,164	87,038
Amortization of debt discount	136,099	128,146
Amortization of debt issue costs	2,557	-
Loss on disposition of fixed assets	-	5,455
Change in fair value of derivative liabilities	222,114	(279,992)
Derivative expense	181,426	538,460
Loss on extinguishment of debt	177,277	8,667
Gain on settlement of employee liabilies	-	(34,988)
Changes in operating assets and liabilities:
Accounts receivable	179,814	(167,337)
Prepaid expenses	(18,576)	5,730
Deferred costs	92,104	(23,479)
Security deposits	(12,468)	-
Accounts payable and accrued liabilities	236,472	810,687
Accounts payable - related party	3,351	(228)
Deferred revenue	(124,079)	207,321
Deferred rent	51,372	-
Net Cash Used in Operating Activities	(179,810)	(191,860)

Cash Flows From Investing Activities:
Proceeds from disposition of fixed assets	-	760
Purchase of property and equipment	(13,775)	(9,531)

Net Cash Used in Investing Activities	(13,775)	(8,771)

Cash Flows From Financing Activities:
Related party capital contribution	-	5,000
Payment of capital lease	(2,505)	(253)
Repayment of notes	(9,886)	(14,104)
Debt issue costs paid in cash	(5,000)	-
Proceeds from convertible notes	205,000	260,000

Net Cash Provided by Financing Activities	187,609	250,643

Net change in cash	(5,976)	50,012

Cash at beginning of period	126,765	121,485

Cash at end of period	$120,789	$171,497

Supplemental disclosures of cash flow information:
Interest paid	$11,463	$11,386
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$205,000	$260,000
Furniture and fixtures	$5,288	$-
Conversion of notes payable and interest to common stock	$-	$52,774
Fully depreciated equipment disposed	$2,810	$-
Capital lease of computer equipment	$-	$6,962
Insurance financing of D&O policy	$-	$8,022
Assets acquired through asset acquisition as follows:
Customer list	$80,000	$-
Non-compete agreement	$65,000	$-
Domain name	$7,500	$-

 See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
June 30, 2013 and 2012
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Operations

UBL Interactive, Inc.

UBL Interactive, Inc. (“UBL” or the “Company”) was incorporated under the laws of the State of Delaware on September 30, 2009.  The Company provides public identity services to businesses by managing their online profile information and distributing this information uniformly to search engines, directory publishers, social networks and mobile services.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2012 and 2011 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form 10 as filed with the SEC on May 14, 2013.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

UBL Europe, LLC (1)	Delaware	September 7, 2010	100%

Mongoose Technologies, Inc. (2)	Delaware	September 9, 2009 (January 18, 2010)	100%

(1)	UBL Europe, LLC filed a Certificate of Cancellation on February 13, 2013.
(2)	Currently inactive.

The consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of June 30, 2013 and 2012 and for the interim periods then ended.

All inter-company balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets; interest rate, income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expense, deferred costs, accounts payable and accrued liabilities, and deferred revenues, approximate their fair values because of the short maturity of these instruments.

The Company’s capital lease liability, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and September 30, 2012.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in connection with the Company’s convertible promissory notes (the "Notes"), for which there is no current market for these securities, such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of an independent valuation expert, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Financial Instruments

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible note and warrant liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative convertible notes and warrant liabilities.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Fiscal Year End

The Company elected September 30th as its fiscal year end date upon its formation.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company does not have any off-balance-sheet credit exposure to its customers.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) to five (5) years.  Upon sale or retirement of furniture and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over or their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the intangible assets, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”).  When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in Paragraph 840-10-25-1, the lease then qualifies as a capital lease.  Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets.  Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Research and Development and Capitalized Software Development Costs

The Company has adopted paragraph 985-20-05-01 of the FASB Accounting Standards Codification (“Paragraph 985-20-05-01”) for the costs of computer software to be sold or licensed.  Paragraph 985-20-05-01 requires research and development costs incurred in the process of software development before establishment of technological feasibility being expensed as incurred and capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized software development costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.

Customer Deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, which are fully or partially refundable depending upon the terms and conditions of the sales agreements.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company receives non-refundable up-front payments for services. These payments are initially deferred and subsequently recognized over the subscription period, typically one year.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Nine Months Ended June 30, 2013	For the Nine Months Ended June 30, 2012

Convertible Note Shares

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company issued three (3) convertible notes payable in the face amount of $25,0000 each, or $75,000 in aggregate, with interest at 10% per annum due October 1, 2011, June 1, 2012 and June 1, 2012, respectively, convertible at the lesser of (i) an amount equal to ninety percent (90%) of the then offering price of subsequent financings, or (ii) $0.15 per share. The due date of the remaining note was subsequently extended twice to December 31, 2013.	166,667	166,667

On January 31, 2012, the Company issued two (2) convertible notes in the face amount of $130,000 each, or $260,000 in aggregate with interest at 5% per annum originally due one (1) year from the date of issuance convertible at $0.10 per share. The due date of the notes was subsequently extended to January 31, 2014.	2,600,000	2,600,000

On November 19, 2012, the Company issued two (2) convertible notes in the face amount of $102,500 each, or $205,000 in aggregate, with interest at 5% per annum, due January 31, 2014 convertible at $0.10 per share.	2,050,000	-

Warrant Shares

Common stock warrants, with exercise price ranging from $0.15 to $0.75 per share.	1,417,500	802,500

Option Shares

Stock options, with exercise price of $0.00 to $0.18 per share.	5,083,500	2,500,918

Total potentially outstanding dilutive common shares	11,317,667	6,070,085

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2013 and a net loss for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to further implement its business plan and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment on June 30, 2013 and September 30, 2012 are as follows:

	June 30, 2013	September 30, 2012
Computers and software	$44,665	$41,477
Equipment under capital lease	6,962	6,962
Furniture and equipment	16,184	3,119
Leasehold improvements	7,425	7,425
	75,236	58,983
Accumulated depreciation	(44,521)	(32,606)
Property and equipment - net	$30,715	$26,377

Depreciation expense for the nine months ended June 30, 2013 and 2012 was $14,725 and $11,100, respectively.

Note 5 – Capitalized Software Development Costs

Capitalized software development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	September 30, 2012

Capitalized software development costs	3	$109,983	$109,983

Less accumulated amortization		(109,983)	(87,087)

		$-	$22,896

Amortization Expense

Amortization expense amounted to $22,896 and $27,496 for the nine months ended June 30, 2013 and 2012, respectively and was included in selling, general and administrative expenses in the consolidated statements of operations.

Note 6 – Intangible Assets

On June 1, 2013, the Company entered into an agreement (the “Agreement”) with Interactive Media, Inc. (the “Seller”) to purchase certain intangible assets with the following terms:

●	Compensation – 250,000 shares of common stock, the shares are valued at their respective grant dates
●	125,000 shares to be issued immediately; and
●	125,000 shares to be issued in proportional monthly increments over 24 months (5,208 per month); and
●
$65,000 to be paid at the time of receipt of the Company’s next round of financing of $1 million or more with the seller to have the option to take the payment in the form of stock options after 120 days; and

●	Seller will receive 50% of the net revenues of contract renewals of its existing customers for 12 months; and
●	Seller will retain existing contact revenue from sales that were executed prior to the Agreement

The total price paid for the assets in the acquisition was $152,500.

The following sets forth the components of the purchase price:

Purchase Price:
Cash	$65,000
250,000 shares of common stock, ($0.19/share), based upon the fair value of the shares issued	47,500
Estimated payout on contract renewals	40,000
Total purchase price	$152,500

The Company has tentatively allocated $152,500 of the purchase price to intangible assets.

The purchase price allocation will be adjusted if necessary upon the company receiving a valuation report from an independent appraisal company.

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer list	3 years
Other	3 years

There were no balances or activity for intangible assets during the fiscal year ended September 30, 2012. The following table summarizes changes in intangible assets as of June 30, 2013:

	Estimated Life	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Customer list	3 years	$80,000	$(2,222)	$-	$77,778
Other	3 years	65,000	(1,806)	-	63,194
Domain name	Indefinite	7,500	-	-	7,500
		$152,500	$(4,028)	$-	$148,472

We assess goodwill and other intangible assets for impairment annually during the fourth quarter of each fiscal year and on an interim date should factors or indicators become apparent that would require an impairment test.

Amortization expense relating to customer lists and non-compete agreement totaled $4,028 for the nine months ended June 30, 2013.

Note 7 – Notes Payable

Insurance loan

In March 2012, the Company entered into a finance agreement with Capital Premium Financing of California (“Capital”). Pursuant to the terms of the agreement, Capital loaned the Company the principal amount of $8,021, which would accrue interest at 20.95% per annum, to partially fund the payment of the premium of the Company’s D&O insurance. The agreement requires the Company to make nine monthly payments of $971, including interest starting on April 24, 2012.

As of June 30, 2013 and September 30, 2012, the outstanding balance related to this finance agreement was $0 and $2,814, respectively.

SBA Loan - Default and Contingent Liability

Prior to September 2010, the Company executed a note for $386,300 with the United States Small Business Administration ("SBA") with the following terms and conditions:

●	Maturing in January 2036;
●	Interest at 4% per annum;
●	Monthly principal and interest is $1,944; and
●
During the nine months ended June 30, 2013 and fiscal year ended September 30, 2012, the Company repaid $7,072 and $13,915, respectively leaving a balance of $340,741 and $347,813 at June 30, 2013 and September 30, 2012, respectively.

Default and Potential Violation

At June 30, 2013 and September 30, 2012, the Company was in violation of certain covenants contained in this note.  The circumstances that potentially led to these violations have not been cured.  The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its obligation.

Debt under these obligations at June 30, 2013 and September 30, 2012 is as follows:

	June 30, 2013	September 30, 2012

Notes payable	$340,741	$350,627

Less: Current maturities	(9,882)	(12,404)

Notes payable, net of Current maturities	$330,859	$338,223

Future minimum debt repayments under SBA loan are as follows:

Fiscal year ending September 30:

2013 (remainder of the year)	$2,434

2014	9,981

2015	10,387

2016	10,811

2017	11,251

2018 and thereafter	295,877

$340,741

Note 8 – Convertible Notes Payable

Debt Offering (A)

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company sold three (3) $25,000 notes or $75,000 in aggregate of unsecured, subordinated convertible notes (the "Notes") with the following terms and conditions:

●	Maturity dates ranging from October 1, 2011 to March 1, 2013 as amended;
●	Interest rate at 10% per annum, with interest payable at maturity;
●	Convertible (see further description below); and
●	Subordinate to any senior debt, mezzanine debt, secured debt, or other creditors having priority by law or agreement of the Company as may be incurred by the Company prior to maturity.

Conversion Feature – Convertible Notes

In the event the Company consummates, prior to the maturity date of the Notes, an equity financing pursuant to which it sells shares of its common stock with the aggregate gross proceeds of not less than $5 million (a “Qualified Financing”), then the note holder has the right to either (i) exercise the option to call the notes due, whereby the Company shall repay the balance of the notes, including the unpaid principal and all accrued interest; or (ii) exercise the conversion option of converting all of the amounts due from the Company for additional shares. The conversion price shall be the lesser of (i) an amount equal to ninety percent (90%) of the then offering price of such additional shares, or (ii) $0.15 per share.

If the Company does not engage in a Qualified Financing on or prior to the maturity date of the Notes, the holder of the note may exercise the option of converting the Notes, including all principal and accrued interest, into shares of the Company's common stock at a conversion price of $0.15 per share. If the option is not exercised on the maturity date the conversion option will cease to exist.

Because these conversion features are variable, management has concluded that the features cannot be indexed solely to the Company’s own stock and therefore are precluded from equity classification.  As a result, the features must be accounted for as derivative liabilities.

During the fiscal year ended September 30, 2012, two (2) note holders converted notes and related accrued interest of $52,774 at $0.15 per share into 351,827 shares of common stock.

On March 1, 2013, the remaining note holder, having a note in the principal amount of $25,000, signed a note amendment extending the maturity date of the note. The maturity of the note was extended to the earlier of the following:

●	December 31, 2013; or
●	The closing of an equity investment where the Company receives net proceeds of more than $500,000

Derivative Warrants

Each of the three (3) note holders received a warrant to purchase shares of the Company's common stock equal to 30% of the principal amount of their note (e.g., a warrant to purchase 7,500 shares for each $25,000 invested).  These warrants are exercisable at $0.75 per share expiring three (3) years from the date of issuance, i.e. October 1, 2014, June 1, 2015 and June 1, 2015, respectively.

Management has concluded that the above conversion features cannot be indexed solely to the Company’s own stock and therefore are precluded from equity classification.  The warrants have a maturity date subsequent to the maturity date of the Notes and the warrants are not otherwise excluded from liability treatment. As a result, the warrants must be accounted for as derivative liabilities.

Extinguishment Accounting

In order for the conversion feature to be consistent for all note holders, on August 3, 2011, in accordance with a note Modification and Amendment Agreement, one note holder’s conversion price relating to the initial issuance was modified from an amount equal to ninety percent (90%) of the then offering price of such additional shares (future issuances) to the lesser of (i) an amount equal to ninety percent (90%) of the then offering price of such additional shares, or (ii) $0.15 per share.

The Company compared the fair value of the note on the date of modification to the as-modified note.  Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $34,390, for the fiscal year ended September 30, 2011.

On June 1, 2012, one note holder signed a note amendment extending the maturity date of the note to March 1, 2013, this was considered a substantial modification of terms and the Company applied extinguishment accounting.

The Company compared the fair value of the note on the date of modification to the as-modified note.  Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $8,667, for the fiscal year ended September 30, 2012.

On March 1, 2013, one (1) note holder signed a note amendment further extending the maturity date of the note to the earlier of the following:

●	December 31, 2013; or
●	The closing of an equity investment where the Company receives net proceeds of more than $500,000

This was considered a substantial modification of terms and the Company applied extinguishment accounting.

The Company compared the fair value of the note on the date of modification to the as-modified note.  Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $25,667, for the nine months ended June 30, 2013.

Debt Offering (B)

On January 31, 2012, the Company sold two (2) $130,000 notes or $260,000 in aggregate of secured, subordinated convertible notes (the "Notes") with the following terms and conditions:

●	Maturing on January 31, 2014 as amended (see below),
●	Interest rate at 5% per annum, with interest payable semi-annually,
●	Default interest rate is 10%,
●	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
●	three (3) year warrants to purchase 780,000 shares of common stock, with an exercise price of $0.15 per share; and
●	Secured by all assets of the Company.

On November 30, 2012 the maturity date of these notes was extended from January 31, 2013 to January 31, 2014.  As consideration for the extension, the Company issued the Note holders 307,500 warrants, with an exercise price of $0.15 per share.

Because these warrants contain price protection features (ratchet provision), management has concluded that the features cannot be indexed solely to the company’s own stock and therefore are precluded from equity classification.  As a result, the features must be accounted for as derivative liabilities.

Conversion Feature – Convertible Notes

The holder has the right from and after the date of the issuance of the Notes and then at any time until the Notes are fully paid, to convert any outstanding and unpaid principal and accrued unpaid interest at a conversion price of $0.10 per share. In the event the Company issues any common stock prior to the complete conversion or payment of the Notes, for a per share price that is less than the conversion price, the conversion price of the Notes shall be reduced to the lower per share price.

Because these notes contain price protection features (ratchet provision), management has concluded that the features cannot be indexed solely to the company’s own stock and therefore are precluded from equity classification.  As a result, the features must be accounted for as derivative liabilities.

Derivative Warrants

Each of the two (2) note holders received warrants to purchase 390,000 shares of the Company's common stock.  These warrants are exercisable at $0.15 per share.  The warrants have a term of three years from the date of issuance.

In the event the Company issues any common stock prior to expiration date of the warrants, for a per share price that is less than the purchase price of the warrants, the warrant price shall be reduced to the lower per share price.

Because these warrants contain price protection features (ratchet provision), management has concluded that the features cannot be indexed solely to the company’s own stock and therefore are precluded from equity classification.  As a result, the features must be accounted for as derivative liabilities.

Debt Offering (C)

On November 19, 2012, the Company sold two (2) $102,500 notes or $205,000 in aggregate of secured, subordinated convertible notes (the "Notes") with the following terms and conditions:

●	Maturing on January 31, 2014,
●	Interest rate at 5% per annum, with interest payable semi-annually,
●	Default interest rate is 10%,
●	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
●	three (3) year warrants to purchase 615,000 shares of common stock, with an exercise price of $0.15 per share; and
●	Secured by all assets of the Company.

Conversion Feature – Convertible Notes

The holder has the right from and after the date of the issuance of the Notes and then at any time until the Notes are fully paid, to convert any outstanding and unpaid principal and accrued unpaid interest at a conversion price of $0.10 per share. In the event the Company issues any common stock prior to the complete conversion or payment of the Notes, for a per share price that is less than the conversion price, the conversion price of the Notes shall be reduced to the lower per share price.

Because these notes contain price protection features (ratchet provision), management has concluded that the features cannot be indexed solely to the company’s own stock and therefore are precluded from equity classification.  As a result, the features must be accounted for as derivative liabilities.

Derivative Warrants

Each of the two (2) note holders received warrants to purchase 307,500 shares of the Company's common stock.  These warrants are exercisable at $0.15 per share.  The warrants have a term of three years from the date of issuance.

In the event the Company issues any common stock prior to expiration date of the warrants, for a per share price that is less than the purchase price of the warrants, the warrant price shall be reduced to the lower per share price.

Because these warrants contain price protection features (ratchet provision), management has concluded that the features cannot be indexed solely to the company’s own stock and therefore are precluded from equity classification.  As a result, the features must be accounted for as derivative liabilities.

Convertible notes payable consisted of the following at June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012

Convertible notes payable	$490,000	$285,000
Discount on convertible notes	(100,158)	(86,667)
Convertible notes payable, net	389,842	198,333

Long-term portion	-	173,333

Current maturities	$389,842	$25,000

Debt Discount

The debt discounts recorded in 2012 and 2011 pertain to the derivative liability classification of the embedded conversion option and warrants.

The following is a summary of the Company’s debt discount:

	June 30, 2013	September 30, 2012

Debt discount	$515,000	$280,168
Amortization of debt discount	(359,432)	(193,501)
Unamortized debt discount removed due to loss on debt extinguishment	(55,410)	-
Debt discount - net	$100,158	$86,667

Note 9 – Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued in 2012 and 2011.

As a result of the application of ASC No. 815, the fair values of the Company’s derivative liabilities are summarized as follows:

Derivative liability – September 30, 2011	$77,494
Fair value at the commitment date	798,460
Fair value of derivative liability associated with the extinguishment of the current note	(9,621)
Fair value of derivative liability under terms of newly issued modified note	18,288
Fair value mark to market adjustment	(590,737)
Derivative liability – September 30, 2012	293,884
Fair value at the commitment date	386,426
Fair value of derivative liability associated with the extinguishment of the current note	(265,200)
Fair value of derivative liability under terms of newly issued modified note	387,067
Fair value mark to market adjustment	222,114
Derivative liability – June 30, 2013	$1,024,291

The Company recorded debt discount to the extent of the gross proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the gross proceeds. The Company recorded a derivative expense of $181,426 and $538,460 for the nine months ended June 30, 2013 and 2012, respectively.  No additional debt discount was recognized in connection with the extinguishments.

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and June 30, 2013:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	243%	183%-298%
Expected term:	10 months	6 months – 2.39 years
Risk free interest rate	0.14%	0.10% - 0.36%

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and September 30, 2012:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	137%-163%	83%-163%
Expected term:	9 months – 3 years	2 months – 2.10 years
Risk free interest rate	0.13% - 0.30%	0.05% - 0.51%

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Balance – September 30, 2011	22,500	$0.75
Granted	780,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2012	802,500	$0.17
Granted	615,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2013	1,417,500	$0.16
Exercisable – June 30, 2013	1,417,500	$0.16

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15-0.75	1,417,500	1.93 years	$0.16	1,417,500	$0.16

At June 30, 2013 and September 30, 2012 the total intrinsic value of warrants outstanding and exercisable was $69,750 and $15,600, respectively.

Note 10 – Stockholders’ Deficit

Common Stock

The issuance of common stock during the nine months ended June 30, 2013 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued to settle liabilities	200,000	$38,000	$0.19
Total	200,000	$38,000	$0.19

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

The issuance of common stock during the fiscal year ended September 30, 2012 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Conversion of notes and accrued interest	351,827	$52,774	$0.15
Stock options exercised on a cashless basis	650,000	-	$-
Stock issued to settle liabilities	125,000	18,750	$0.15
Services rendered – consultants	2,527,332	505,466	$0.20
Total	3,654,159	$576,991	$0.00 - 0.20

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

During the year ended September 30, 2011, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Services rendered – officers	24,000	$7,920	$0.33
Services rendered – consultants	206,667	59,800	$0.26 - 0.33
Total	230,667	$67,720	$0.26 - 0.33

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

Stock Options

The Company maintains a stock option plan that provides for the issuance of incentive stock options at purchase prices equal to the fair market value of the Company's common stock at the date of grant (or 110% of such fair market value in the case of substantial stockholders).  The plans also authorize the Company to grant nonqualified options, stock appreciation rights, restricted stock and deferred stock awards.

On December 23, 2010, the Board approved the 2010 Omnibus Equity Incentive Plan (the "2010 Plan"), under which 6 million shares of the Company's common stock were reserved for issuance pursuant to the grant of stock awards to employees, non-employee directors or consultants of the Company. Options are granted at an exercise price determined by the Compensation Committee of the Board of Directors, which, unless a substitute award, may not be less than the fair market value of the stock on the date of grant.  Vesting terms and expiration are also approved by the Compensation Committee.  Under the 2010 Plan, no shares were available for future option grants at June 30, 2013.

The 2010 Plan stipulates prior to the time that shares of Common Stock are publicly traded on a national securities exchange registered with the Securities and Exchange Commission under 6(a) of the Exchange Act, after a termination of the Grantee’s employment with the Company or any Subsidiary for any reason, the Company has the right (but not the obligation) to repurchase the Grantee’s shares of Common Stock acquired by the Grantee pursuant to exercise of the Stock Option granted under the 2010 Plan at a purchase price equal to the Fair Market Value of the shares of Common Stock as of the date of repurchase. Such right of repurchase shall be exercisable at any time and from time to time at the discretion of the Company. The Company has evaluated these options for liability treatment but has concluded that it’s not applicable.

At September 30, 2010, the Company had 1,155,000 stock options issued and outstanding. On December 17, 2010, all 1,155,000 options issued and outstanding were cancelled and reissued with changes in expiration terms. The cancelled options were to expire between October 1, 2012 and October 1, 2014, and the re-issued options expires on December 16, 2015. This resulted in a modification of an equity award under ASC No. 718-20-35, which in substance, the Company repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value.

Incremental compensation cost was measured as the excess, of the fair value of the modified award determined in accordance with the provisions of ASC No. 718-20-35 over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.  The Company applied the Black-Scholes option valuation model and determined additional compensation cost of approximately $43,000 during 2011.

During the year ended September 30, 2011, the Company's board of directors authorized the grant of 3,235,000 stock options, having a total fair value of approximately $515,000, with vesting periods ranging from immediate vesting to four (4) years.  These options expire between September 30, 2012 and September 1, 2017.

The 1,155,000 stock options discussed above are included as components of both options granted and cancelled/modified during 2011.

During the year ended September 30, 2012, the Company's board of directors authorized the grant of 3,279,000 stock options, having a total fair value of approximately $446,000, with vesting periods ranging from immediate vesting to four (4) years.  These options expire between December 2012 and September 1, 2017.

During the nine months ended June 30, 2013, the Company's board of directors authorized the grant of 275,000 stock options, having a total fair value of approximately $40,767, with a vesting period ranging from immediate to 2 years.  These options expire between October 16, 2014 and June 1, 2016.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance – September 30, 2010	1,155,000	$0.09	2.50	$-
Granted	3,235,000	0.08	3.15
Exercised	-	-
Cancelled/Modified	(1,167,000)	0.09

Balance – September 30, 2011 – outstanding	3,223,000	0.08	3.24	$643,200
Balance – September 30, 2011 – exercisable	2,635,000	$0.08	3.14	$536,360

Outstanding options held by related parties – September 30, 2011	2,098,000
Exercisable options held by related parties – September 30, 2011	2,065,000

Balance – September 30, 2011	3,223,000	$0.10	3.24	$643,200
Granted	3,279,000	0.11	4.41	$199,530
Exercised	(650,000)	-
Cancelled/Modified	(650,000)	0.10
Balance – September 30, 2012 – outstanding	5,202,000	0.11	3.73	$336,200
Balance – September 30, 2012 – exercisable	5,019,356	$0.11	3.72	$322,894

Outstanding options held by related parties – September 30, 2012	1,994,000
Exercisable options held by related parties – September 30, 2012	1,990,000

Balance – September 30, 2012	5,202,000	$0.11	3.73	$336,200
Granted	275,000	0.10	2.78	$27,500
Exercised	-	-
Cancelled/Modified	(106,000)	0.09
Balance – June 30, 2013 – outstanding	5,371,000	0.11	3.00	$504,160
Balance – June 30, 2013 – exercisable	5,083,500	$0.11	3.00	$475,410

Outstanding options held by related parties – June 30, 2013	1,994,000
Exercisable options held by related parties – June 30, 2013	1,994,000

The Company did not issue stock options to any related parties during the nine months ended June 30, 2013.

The following is a summary of the Company’s stock options issued to related parties for services during the fiscal year ended September 30, 2012:

	Options	Value

Issued to board members	336,000	$44,336
Issued to advisory board members	60,000	5,793
Total	396,000	$50,129

On the dates of grant during the fiscal year ended September 30, 2012, the Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.10-$0.12
Expected dividends	0%
Expected volatility	151%-166%
Risk fee interest rate	0.22% -0.90%
Expected life of stock options	1.0 years – 4.0 years
Expected forfeitures	0%

The following is a summary of the Company’s stock options issued to related parties for services during the fiscal year ended September 30, 2011:

	Options	Value

Issued to affiliate of board member	750,000	$122,789
Issued to board members	1,264,000	209,058
Issued to advisory board members	84,000	25,973
Total	2,098,000	$357,820

On the dates of grant during the fiscal year ended September 30, 2011, the Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.00-$0.18
Expected dividends	0%
Expected volatility	116%
Risk fee interest rate	0.61% -2.09%
Expected life of stock options	0.90 years – 3.5 years
Expected forfeitures	0%

The following is a summary of the Company’s non-vested stock options at June 30, 2013 and September 30, 2012:

		Weighted Average Grant
	Unvested	Date Fair
	Stock Options	Value

Non-vested – September 30, 2011	588,000	0.10
Granted	3,279,000	0.10
Vested/Exercised	(3,184,356)	0.10
Forfeited/Cancelled	(500,000)	0.10
Non-vested – September 30, 2012	182,644	0.10
Granted	275,000	0.10
Vested/Exercised	(143,375)	0.10
Forfeited/Cancelled	(26,769)	0.08
Non-vested – March 31, 2013	287,500	$0.10

Weighted average remaining period for vesting	3.02 years

Note 11 – Commitments and Contingencies

Consulting Agreement

On December 31, 2011, the Company entered into a one (1) year consulting agreement with the following terms and conditions:

●	Compensation – 3,610,475 shares of common stock, (representing 12% of then issued and outstanding shares at the time of issuance), the shares are valued at their respective grant dates
●	70% of shares to be issued immediately; and
●	30% of shares to be issued upon Company’s common stock approval on the OTC bulletin board

During the fiscal year ended September 30, 2012, 2,527,332 shares of common stock were issued relating to this agreement.  These shares were valued at $0.20 per share the quoted closing trading price, or approximately $500,000.

Operating Lease

The Company was obligated under an operating lease agreement for office facilities. The lease expired in December 2012.

The Company signed a new forty-three (43) month lease agreement for its office facilities expiring in July 2016. The lease requires base annual rent of approximately $130,000 for the first year, with 2.5% increments each year thereafter. The lease contains a five (5) month rent abatement period starting on January 1, 2013. Rent expense will be recognized straight line over the term of the lease. The lease contains one option to renew for a term of thirty-six (36) months.

On April 10, 2013, the lease was amended to extend the term for an additional 12 months. Accordingly the lease will expire on July 31, 2017.

Future minimum lease payments under this non-cancelable operating are approximately as follows:

Fiscal Year Ending September 30
2013 (remainder of the year)	$32,000
2014	132,000
2015	135,000
2016	139,000
2017	119,000
Total	$557,000

Rent expense totaled $79,211 and $56,078 for the nine months ended June 30, 2013 and 2012, respectively and was included in selling, general and administrative expenses in the consolidated statement of operations.

In December 2012 the Company entered into an operating lease for its corporate apartment under a month-to-month agreement starting in January 2013. The Company will pay monthly rental payments of $1,200. Rent expense totaled $7,200 for the nine months ended June 30, 2013.

Deferred Rent

To induce the Company to enter into the operating lease for a period of 36 months the Landlord granted free rent for the first five (5) months of the occupancy. The first five (5) month cumulative rent expense is recognized on a straight-line basis over the duration of the initial lease term of 36 months.

Capital Lease

In April 2012, the Company entered into a capital lease agreement for computer equipment. The lease expires in May 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense.

The interest rate on the capital lease is 13.50% and was imputed based on the lower of Company’s incremental borrowing rate at the inception of the lease or the lessor’s implicit rate of return.

Interest paid during the nine months ended June 30, 2013 and 2012 was $489 and $80, respectively.

Assets held through capital lease agreements included in fixed assets, were as follows:

	June 30, 2013	September 30, 2012
Computer equipment	$6,962	$6,962
Accumulated amortization	(2,708)	(967)
Computer equipment - net	$4,254	$5,995

Future minimum lease payments under capital leases are approximately as follows:

Fiscal Year Ending September 30
2013 (remainder of year)	$891
2014	2,535
Total	$3,426

Litigations, Claims and Assessments

The Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Former Chairman and CEO

Settlement Agreement and Mutual Release (December 8, 2010)

On December 8, 2010, the Company entered into a Settlement Agreement and Mutual Release with the former Chairman and Chief Executive Officer of the Company, which settled various elements of compensation between him and the Company. As consideration for the settlement, the Company agreed to the following:

●
Issued the former Chairman 400,000 stock options at an exercise price of $0.18 per share, expiring August 15, 2015. The Company recognized approximately $90,000 in stock compensation expense relating to these options during the fiscal year ended September 30, 2011.

●
Waived the $0.10 per share exercise price for 500,000 stock options issued to the Chairman prior to September 30, 2010. The Company valued the original 500,000 options on the date of re-grant under prior option terms and then re-valued the 500,000 under the new option terms. The Company recognized approximately $34,000 in stock compensation expense relating to the re-granted options during the fiscal year ended September 30, 2011.

●
Agreed to pay the former Chairman an SBA loan guaranty fee on October 1st of each year, based upon Board Resolutions approved by the Board of Directors in periods prior to September 30, 2010 (paid in advance for the ensuing twelve (12) months guarantee, beginning October 1, 2010), in an amount of 8.5% of the outstanding principal balance of the SBA loan on that date. The Company recorded and paid $31,450 in guarantee fees during the fiscal year ended September 30, 2011.

●
Agreed to reimburse the former Chairman for Company expenses in the amount of $7,500 previously paid by him associated with negotiating the early payout of the Lakes receivable. No gain or loss has been recognized related to this Settlement during the fiscal year ended September 30, 2012 or 2011.

Settlement Agreement and Mutual Release (May 11, 2012)

On May 11, 2012, the Company entered into a Settlement Agreement and Mutual Release with the former Chairman and Chief Executive Officer of the Company which settled various elements of compensation between him and the Company. Under the terms of the settlement, the Company agreed to:

●
Issued the former Chairman 144,000 stock options at an exercise price of $0.10 per share, expiring October 1, 2015 for board services during fiscal year 2011. The Company recorded stock compensation expense related to these options during the fiscal year ended September 30, 2012 in the amount of $20,834;

●
Issued the former Chairman 24,000 stock options at an exercise price of $0.06 per share, expiring October 1, 2015 for underpayment of stock options due for board service during 2010. The Fair Market value of these options on the date of grant was approximately $5,000 and the Company recorded the stock compensation expense related to these options during the fiscal year ended September 30, 2011; the settlement only resulted in the physical grant of these options, and

●
Issued the former Chairman 72,000 stock options at an exercise price of $0.10 per share, expiring May 14, 2015 for fiscal 2012 board services through May 2012. The Company recorded stock compensation expense related to these options during the fiscal year ended September 30, 2012 in the amount of $10,417.

●	Waived loan guaranty fees due from the Company to the former Chairman for the period October 9, 2011 through February 29, 2012 of $13,540.

Note 12 – Concentrations

The Company has the following concentrations:

(A)	Accounts Receivable

Customer	June 30, 2013	September 30, 2012
A	13%	0%
B	12%	0%
C	0%	20%
D	8%	17%
E	17%	12%

(B)	Sales

Customer	June 30, 2013	June 30, 2012
E	19%	11%

(C)	Accounts Payable

Vendor	June 30, 2013	September 30, 2012
A	23%	30%
B	35%	22%

(D)	Purchases

Vendor	June 30, 2013	June 30, 2012
A	29%	45%
B	46%	21%
C	4%	12%

Note 13 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Notes Offering

On July 19, 2013, the Company sold $250,000 in aggregate of secured, subordinated convertible notes (the "Notes") with the following terms and conditions:

●	Maturing on January 31, 2015,
●	Interest rate at 5% per annum, with interest payable semi-annually,
●	Default interest rate is 10%,
●	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
●	three (3) year warrants to purchase 750,000 shares of common stock, with an exercise price of $0.15 per share; and
●	Secured by all assets of the Company.

Because these Notes and warrants contain price protection features (ratchet provision), management has concluded that the features cannot be indexed solely to the company’s own stock and therefore are precluded from equity classification.  As a result, the features must be accounted for as derivative liabilities.

Extension of Maturity Date

On July 19, 2013 the maturity date of Debt Offering (B) and Debt Offering (C) (See Note 7) was extended from January 31, 2014 to January 31, 2015.  This was considered a substantial modification of terms and the Company applied extinguishment accounting. .As consideration for the extension and the additional Notes entered into above, the Company issued the Note holders an aggregate of 600,000 warrants, with an exercise price of $0.15 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

CORPORATE OVERVIEW

Overview

UBL Interactive Inc. (“we”, “us”, “our” or the “Company”) provides a comprehensive set of online identity management tools and services to businesses seeking to optimize their presence in location based search results on Web, Mobile and Social platforms. These search results typically highly structured and include name, address, phone number and enhanced profile information, as opposed to excerpts of website information. Our Universal Business Listing (www.UBL.org) service provides a powerful, cost-effective method for ensuring the distribution and accuracy of individual business listing data across hundreds of local web directories, search engines, mobile applications and other sources of local listings data. Our profile management services allow businesses to take control of profile pages in leading, highly trafficked, search engines, social media sites, providing enhanced content about their products and services. As part of these services we also provide an expanding range of analytical and monitoring tools to increase our customer value proposition. The company offers services in the USA, Canada, The United Kingdom and Australia.

Results of Operations for the three months ended June 30, 2013 and 2012

The following table sets forth the summary income statement for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30, 2013	June 30, 2012

Revenues	$923,415	$753,973
Gross Margin	$518,988	$362,311
Operating Expenses	$(792,341)	$(795,162)
Other Income (Expense), net	$(53,755)	$(173,657)
Net Loss	$(327,108)	$(606,508)

Revenues: Revenue increased by approximately 22% to $923,415 during the three months ended June 30, 2013, from $753,973 during the corresponding three months ended June 30, 2012.  The increased revenue was driven by increased revenue per unit in the Company’s business listing services and by increased unit sales of its reputation management services.  Units sold for the period in the amount of 53,902, was an increase of 32% over unit sales in the comparable period. The average revenue per unit was $17.13, a 7% decrease from the prior period.  All of the increase in unit sales was attributable to the sales of reputation management services.  Approximately 90% of the Company’s sales were made through its network of resellers, compared to 90% for the comparable period in 2012.  Retail sales through the Company’s e-commerce web site was approximately 10% of total sales for each period.  At the period end June 30, 2013, the Company had approximately 3,050 resellers, compared to just over 2,350 for the comparable period end in 2012, an increase of approximately 700.

Gross Margin: The gross profit margin was 56% for the three month period ending June 30, 2013 as compared to 48% for the three months ended June 30, 2012.  The change in the gross profit margin was due mainly to a reduction of the average cost per unit by 22% as compared to the reduction in average selling price per unit of 7%.  The Company’s business listing services experienced stronger margins in comparison to the prior period, which was the driver of improved overall margin.  Reputation management services, with lower revenue and costs per unit, partially offset some of the margin gains in the business listing services. The company’s cost of revenue consists mainly of expenses paid to third parties for listings distribution services and reputation management services.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services.

Total net operating expenses remained relatively flat during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. While net operating expenses remained flat over the two comparable periods the Company had the following approximate increases (decreases) in operating expenses:

●
An increase of payroll and related expenses of $162,000 in part to, the addition of one management level staff member and the increase the CEO’s compensation which accounted for $56,000 of the increase, the addition of one full time and 5 part time staff members and other staffing compensation increases which accounted for $99,000 of the increase, and an increase in the cost of employee benefits.

●	An increase in advertising and marketing expenses of $5,600 due to increased investment outsourced media support and conference attendance fees.
●
An increase of research and development expenses of $5,900. Research and development expenses consisted primarily of fees paid to a third party software development firm. We expense research and development costs as incurred.

●	An increase of travel related expenses of $7,000 due to sales and promotional activities mainly due to attendance of industry conferences.
●
A decrease in stock based compensation expense of $203,000. The decrease was primarily due to stock awards issued during the prior period to existing and new employees and to new consultants during the prior period.

●	An increase in bad debt expense of $37,000 due to the Company exhausting collection efforts and writing off an account during the period.
●	A decrease in legal and professional fees of $17,000 primarily due to a reduction in consulting fees of $18,000 compared to the prior period slightly offset by an increase in legal fees.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net decreased by $119,902 to $(53,755) for the three months ended June 30, 2013 as compared to other income (expenses) - net of $(173,657) during the three months ended June 30, 2012. For the three months ended June 30, 2013 other income (expenses) consisted of $17 in interest income, $(53,012) in interest expense, a loss on change in fair value of derivative liabilities of $(701), and miscellaneous expenses of $(59). For the three months ended June 30, 2012 other income (expenses) consisted of $(71,947) in interest expense, a loss on change in fair value of derivative liabilities of $(113,333), a loss on extinguishment of debt of $(8,667), a gain on settlement of employee liabilities of $20,474, and miscellaneous expenses of $(184).

Results of Operations for the nine months ended June 30, 2013 and 2012

The following table sets forth the summary income statement for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended
	June 30, 2013	June 30, 2012

Revenues	$2,666,578	$1,891,757
Gross Margin	$1,505,533	$998,809
Operating Expenses	$(2,155,373)	$(2,129,676)
Other Income (Expense), net	$(746,164)	$(385,069)
Net Loss	$(1,396,004)	$(1,515,936)

Revenues: Revenue, increased by approximately 41% to $2,666,578 during the nine months ended June 30, 2013, from $1,891,757 during the corresponding nine months ended June 30, 2012.  The increase in revenue was driven by an increase in the average revenue per unit in the Company’s business listing services and increased unit sales of its reputation management services.  Units sold for the period were 162,000 units, an increase of 67% over the comparable period in 2012.  While unit sales were up considerably, the average selling price per unit of $16.47 was down by 15% from the comparable period, due to the increased sales of reputation management service. Approximately 92% of the company’s sales were made through its network of resellers, compared to just under 88% for the comparable period in 2012.  At the period end, the company had over 3,050 resellers, compared to just over 2,350 for the comparable period end in 2012, an increase of approximately 700.

Gross Margin: The gross profit margin was 56% for the nine month period ending June 30, 2013 compared to 53% as compared to the nine months ended June 30, 2012.  The change in the gross profit margin was due mainly to a reduction of the average cost per unit by 22% as compared to the reduction in average selling price per unit of 15%.  The Company’s business listing services experienced stronger margins in comparison to the prior period, which was the driver of improved overall margin.  Reputation management services, with lower revenue and costs per unit, partially offset some of the margin gains in the business listing services.  The company’s cost of revenue consists mainly of expenses paid to third parties for listings distribution services and reputation management services.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services.

Operating expenses increased by 1% during the nine months ended June 30, 2013, as compared to the nine months ended June 30, 2012. The $25,697 increase in operating expenses is primarily attributable the following approximate increases (decreases) in operating expenses:

●
An increase of payroll and related expenses of $400,000 was due to the increase of full and part time staff, and the increase in compensation of such staff members, and the increase in the cost of employee benefits, which accounted for roughly $233,000 of such increase. The company also increased management level staff by one, and increased the compensation to its CEO, which accounted for $169,000 of the increase.

●	An increase in advertising and marketing expenses of $33,000 was due to the use of a third party media service and increased expenditures for attendance at industry conferences.
●
An increase of research and development expenses of $44,000.  Research and development expenses consist primarily of payments to third parties for the development of software. . We expense research and development costs as incurred.

●
An increase of travel related expenses of $50,000 due to increased sales and promotion of the company through attendance of industry conferences, and company business meetings both internal and external.

●
A decrease in stock based compensation expense of $380,000. The decrease was primarily due to stock awards issued during the prior period to existing and new employees and to new consultants during the prior period.

●	An increase in bad debt expense of $37,000 due to the Company exhausting collection efforts and writing off an account during the period.
●
A decrease in legal and professional fees of $153,000. In the prior period the Company incurred higher legal, tax preparation and audit fees in preparation for the filing of Form 10 and litigation expenses of $131,000 along with increased consulting fees in the amount of $22,000.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net increased by $361,095 to $(746,164) for the nine months ended June 30, 2013 as compared to other income (expenses) - net of $(385,069) during the nine months ended June 30, 2012. For the nine months ended June 30, 2013 other income (expenses) consisted of $313 in interest income, $(165,446) in interest expense, a loss on change in fair value of derivative liabilities of $(222,114), derivative expense of $(181,426), a loss on extinguishment of debt of $(177,277), and miscellaneous expense of $(214). For the nine months ended June 30, 2012 other income (expenses) consisted of $7 in interest income, $(148,359) in interest expense, a gain on change in fair value of derivative liabilities of $279,992, derivative expense of (538,460), a loss on extinguishment of debt of $(8,667), a loss on disposition of fixed assets of $(5,455), a gain on settlement of employee liabilities of $34,988 and miscellaneous income of $885.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2013 compared to September 30, 2012:

	Period ended
	June 30, 2013	September 30, 2012	Increase/(Decrease)
Current Assets	$633,035	$929,271	$(296,236)
Current Liabilities	$4,065,878	$2,448,993	$1,616,885
Working Capital Deficit	$(3,432,843)	$(1,519,722)	$1,913,121

As of June 30, 2013, we had a working capital deficit of $3,432,843 as compared to a working capital deficit of $1,519,722 as of September 30, 2012, an increase of $1,913,121. Our increase in working capital deficit is primarily attributable to increased borrowings of $205,000, long term debt and related derivative liability of approximately $730,000 from the prior period now classified as current and our growing accounts payable increased during the period approximately $350,000.

Our principal source of liquidity is our cash. As of August 13, 2013 we had $220,000 in cash. We believe our existing available cash will enable the Company to meet the working capital requirements for at least the next 2 months. The estimated working capital requirement for the next 12 months is $1,200,000 with an estimated burn rate of $100,000 per month.  In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products and development of new products.

We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

Upon effectiveness of our registration statement, we will be obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. We expect to spend between $200,000 and $250,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

Management has determined that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $1,396,004 and $179,810, respectively, for the nine months ended June 30, 2013.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

We may also require additional funding to finance the growth of our anticipated future operations as well as to achieve our strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

Our auditor in its report dated May 1, 2013, has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SBA Loan - Default and Contingent Liability

On January 16, 2006, the Company secured a loan for $386,300 from the United States Small Business Administration ("SBA"). The loan matures in January 2036 and bears interest at the rate of 4% per annum. Monthly principal and interest payment on the loan is $1,944. As of June 30, 2013 and September 30, 2012, the balance on the Note was $340,741 and $347,813, respectively.

At June 30, 2013, the Company was in violation of the covenant not to consummate a merger with any other company without the written consent of the SBA upon consummation of a merger transaction pursuant to that certain Agreement and Plan of Merger on January 18, 2010 with Bounceback Technologies.Com without prior written consent of the SBA. The circumstances that led to these violations have not been cured. The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its obligations under the loan.

Summary Cash flows for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended
	June 30, 2013	June 30, 2012
Net cash provided by (used in) operating activities	$(179,810)	$(191,860)
Net cash provided by (used in) investing activities	$(13,775)	$(8,771)
Net cash provided by (used in) financing activities	$187,609	$250,643

Cash Provided by (Used in) Operating Activities

Our largest source of cash provided by operating cash flows is the business listing and reputation management services revenues generated by resellers and through our retail e-commerce web site.  Our resellers account for roughly 90% of all sales.

Our primary uses of cash from operating activities include payments to our business listings and reputation management service providers.  Such providers charge the company primarily on per item pricing arrangements. In addition, primary uses of cash from operating activities include compensation and related costs, legal and professional fees and other general corporate expenditures.

Cash provided by (used in) operating activities consist of net income (loss) adjusted for certain non-cash items, including stock-based compensation expense, depreciation, amortization, loss on disposition of fixed assets, changes in fair value of derivative liabilities, derivative expense, loss on extinguishment of debt, gains on settlement of employee liabilities, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the nine months ended June 30, 2012 to the nine months ended June 30, 2013 primarily attributed to an increase in amortization of debt discount due to the issuance of additional convertible promissory notes,  a loss on change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants, an increase in depreciation and amortization expense on property and equipment due to increased capital expenditures, an increase in bad debt expense due to write-off during the period, and a loss on extinguishment of debt due to a substantial modification of terms of the debt. These increases are partially offset by a decrease in stock-based compensation expense as a result of fewer equity awards in 2013 and a decrease in derivative expense due to the issuance of fewer convertible debt securities and warrants. In addition, the net decrease in cash from changes in working capital activities from the nine months ended June 30, 2012 to the nine months ended June 30, 2013 primarily consisted of a decrease in accounts receivable primarily due to faster customer collections, a increase in account payables and accrued expenses primarily due to an increase in payroll and payroll related expenses, legal and professional fees, consulting fees incurred and accrued and outside service providers relating to cost of sales, a decrease in deferred costs due to lower costs incurred by outside service providers, a decrease in deferred revenue due to a reduction in overall revenues being amortized and an increase in deferred rent related to a new office lease.

Days Sales Outstanding

Days sales outstanding during the nine months ending June 30, 2013 was 21 as compared to 49 for the nine months ending June 30, 2012. While the Company did not achieve positive cash flows from operations customers are paying their bills faster in the current period then in the prior comparable period which had a positive impact on the Company’s cash flow.

Cash Provided by (Used in) Investing Activities

Cash provided by or used in investing activities primarily consist of acquisitions of businesses and intangible assets, and purchases of property and equipment.

Cash used in investing activities increased from the nine months ended June 30, 2012 to the nine months ended June 30, 2013, primarily attributed to an increase in capital expenditures related to our office furniture and equipment and a decrease in cash received from the sale of office equipment.

In order to continue to expand its product offering and to scale its business, the company expects to make investments in software development both externally sourced and internally developed, and the hardware and applications to support such software.  We expect to make significant investments in our systems, data centers, corporate facilities, and information technology infrastructure in 2013 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend cash on acquisitions and other investments from time to time. These acquisitions accelerate revenue growth, provide cost synergies, and generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings.

Cash Provided by (Used in) Financing Activities

Cash provided by or used in financing activities consists primarily of net proceeds from issuance or repayments of conventional notes, convertible promissory notes and capital leases.

Cash provided by financing activities decreased from the nine months ended June 30, 2012 to the nine months ended June 30, 2013, primarily driven by a decrease in the issuance of convertible promissory notes and an increase in repayments on conventional notes and capital leases.

Recent Accounting Pronouncements

FASB Accounting Standards Update No. 2013-01

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

FASB Accounting Standards Update No. 2013-02

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

FASB Accounting Standards Update No. 2013-04

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

FASB Accounting Standards Update No. 2013-05

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

FASB Accounting Standards Update No. 2013-07

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets; interest rate, income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expense, deferred costs, accounts payable and accrued liabilities, deferred revenues, approximate their fair values because of the short maturity of these instruments.

The Company’s capital lease liability, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012 and September 30, 2012.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in connection with the Company’s convertible promissory notes (the "Notes"), for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of an independent valuation expert, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of accounts payable - related party, if any, due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Financial Instruments

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible note and warrant liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative convertible notes and warrant liabilities.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company receives non-refundable up-front payments for services. These payments are initially deferred and subsequently recognized over the subscription period, typically one year.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not aware of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Shares for Services

On June 3, 2013, the Company issued a consultant 200,000 shares of common stock for services at a fair value of $38,000 ($0.19 per share).

The issuance of the shares of common stock upon  was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Issuance of Options for Services

On June 1, 2013, the Company issued an employee 250,000 common stock options for services at a fair value of $37,907. The Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.

The issuance of the above options were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

The above offering and sale was deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBL Interactive, Inc.

Date: August 14, 2013	/s/ Doyal Bryant
Doyal Bryant
Chief Executive Officer (Principal Executive Officer)(Principal Financial and Accounting Officer)