Form 10-K
period 2013-09-30
UBL Interactive,Inc.
filed 2013-12-30
CIK 1576778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-147193
(Commission file number)

UBL Interactive, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	27-1077850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6701 Carmel Road, Suite 202
Charlotte, NC, 28226
(704) 930-0297
(Address and telephone number of principal executive offices)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2013, was $1,695,488.

As of December 27, 2013, there were 33,916,009 shares of common stock outstanding.

UBL Interactive, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.  Description of Business

Overview

UBL Interactive Inc. (“we”, “us”, “our” or the “Company”) provides a comprehensive set of online identity management tools and services to businesses seeking to optimize their presence in location based search results on web, mobile and social platforms. These search results typically are highly structured and include name, address, phone number and enhanced profile information, as opposed to excerpts of website information. We market our services under the product brand name of Universal Business Listing and UBL and operate in part through the website www.UBL.org. Our service provides a cost-effective method for ensuring the distribution and accuracy of individual business listing data across hundreds of local web directories, search engines, mobile applications and other sources of local listings data. Our profile management services allow businesses to take control of profile pages in leading, highly trafficked, search engines and social media sites, providing enhanced content about their products and services. As part of these services, we also provide an expanding range of analytical and monitoring tools to increase our customer value proposition. We offer services in the USA, Canada, The United Kingdom and Australia.

Identity management services are key building blocks for businesses seeking an affordable way to exploit consumer usage on web, mobile and social platforms. Accurate listings generate value for clients in the form of customer leads and sales by increasing the relevance of businesses in search results. These profile management services allow companies to build and manage representations of their businesses, and provide access to large populations of consumers directly within leading search, social and mobile platforms. Given the rapidly growing volumes of local search and social activity through the web and mobile devices, we believe the services we provide are valuable to any company, from single-owner home-operated businesses, to multi-location enterprises.

We believe our revenue model is simple and powerful for users and partners alike. Our product offerings have grown from a simple single-offer “Business Listing Syndication” service at $30/year, to our current portfolio “Business Profile Management” products, targeting all sizes of businesses with a range from $79/year up to $799/year per outlet. By providing the right mix of listing and analytics products, we believe that we will be able to increase our average revenue per unit (ARPU), strengthen our relationships with customers and increase retention. With substantial discounts for wholesale agencies and commissions for online affiliates, we also believe we represent an attractive revenue generating opportunity for traditional and emerging channels seeking to transition from legacy media to online models.

We provide our listing services to businesses directly from our site, and through interactive marketing agencies and channel sales partnerships. Through our website, UBL.org (“UBL”), we offer a centralized platform for businesses to manage their online profile information and distribute accurate listing data to more than 300 search engines, directory publishers, social networks and mobile services, which collectively process substantially all of the local search queries in the United States. In addition to direct submissions through our website, we also manage bulk listing feeds from agencies and channel partners through database templates and application programming interfaces (APIs), which are direct data connections.  We also operate an affiliate program which pays a referral fee (commission) for referred and closed business from our affiliates of which we have over 200.  The company also has over 300 agencies under contract which manage tens of thousands of businesses submitted through the platform.

Our distribution network consists of a broad set of online business directories including Supermedia.com and YP.com, search engines including, Google, Yahoo! and Bing, social networks, like Facebook and Twitter, and local guides including AOL, CitySearch and Yelp. We also distribute listings across a wide range of 411 directory assistance, GPS navigation, mobile data services, and other mobile services including OnStar. Augmenting our direct data submissions with publishers, we also have contractual relationships with data aggregators, which provide the primary databases of business listings to major search sites such as Google and Bing. Our contractual agreements with aggregators provide for inclusion in their computerized databases, listing information compiled and submitted by the Company. These agreements provide for a fixed term with automatic annual renewals and payments based upon the number of listings we submit.

The Problem

Businesses of all sizes now need to be found online, and they invest resources in achieving that goal, principally through interactive marketing including advertising, website creation, search engine optimization, managing external directory listings and creating business profile pages on highly trafficked web sites. While many businesses use paid search and search engine optimization (SEO) to improve visibility, the intense competition among businesses seeking to reach consumers through paid search and SEO has led to a rapid increase in costs. Managing paid listing campaigns across multiple search providers is also complicated and time consuming for most companies, particularly small businesses. Managing SEO campaigns can also be expensive and there is no guarantee of success in a rapidly changing search landscape. As a result of the high overall costs of search marketing, many businesses, large and small, are expanding their activities to include listing and profile page management.

While the opportunity for businesses seeking to take advantage of online traffic through listing and profile management is clear, the large number of directories and the resulting fragmentation of consumer usage makes maintaining a fully-distributed, accurate, online identity difficult for businesses of every size. As the popular ” Local Search Ecosystem”  map from GetListed.org below illustrates, the sheer volume and complexity of listing traffic sources makes the task of identifying and listing accurate and consistent information across the directory landscape burdensome. Ongoing maintenance of listing information is a critical and time consuming process particularly for large enterprises with hundreds or thousands of outlets. Submitting business listings annually to the most popular search engines and directories is a time-consuming process and in many instances publishers do not permit submissions.

Industry experts1 estimate that there are a large number of errors in the name, address, phone number and website address information of small business and enterprise listings resulting in a high cost to business in lost revenue. Enhanced profile information, such as product descriptions and hours of operation, is regularly found to be inconsistent, incomplete or missing entirely. While small business listings are less volatile, at the enterprise level, changes caused by mergers, office relocations, branch closures, phone system changes and local managers not following corporate branding conventions, frequently result in inaccurate information across listings. Correcting these issues requires regular maintenance and management on a broad scale.

1 (http://screenwerk.com/2013/03/04/the-high-cost-of-missing-listings-10-billion-or-more/)

            Profile pages, particularly on large, highly trafficked search engines, social media sites and vertical content sites represent a key source of information about the business and drive significant volume of their customer connections. As the web evolves, profile “places” pages in major search engines and “fan” pages on social media sites are becoming a key element in their strategies to capture rich, relevant business information and establish relationships with small businesses and enterprises. In a similar way, profile pages on vertical and local media sites in high value categories are an increasingly important part of the underlying business models of these publishers.

For businesses, profile pages represent a powerful format for converting consumers into active sales leads, particularly in search engines where competition is fierce and listings are prominently featured at the top of search results. The combination of prominence, rich presentation attributes, and a growing set of promotional tools gives businesses, small and large, the ability to generate free leads and lower acquisition costs. In the same way, highly trafficked search, social, vertical and local sites competing to attract a critical mass of consumers for high frequency local searches, benefit from rich and relevant business content and offers. Given high levels of competition between these sites in the race to lock in local search audiences, competitors in all of these categories will continue to promote business profiles, expanding the range of features and tools to stimulate adoption.

For small businesses and multi-location enterprises, managing owner-verified or “claimed” business profiles across search, social and vertical sites presents many of the same challenges as basic listings  management. Regular updates, proprietary tool sets and data elements, particularly for businesses that need representation across multiple search, social and vertical sites, make the process time consuming and complex. As with listings management, we believe that for many, if not all small businesses and multi-outlet enterprises the complexities of profile management will ultimately force them to out-source these activities to specialist companies like us, which operate at scale and have the processes and technologies to manage identity management across thousands of businesses.

The other aspect of the problem is that businesses find it difficult to analyze the accuracy of their data online as well as to monitor the activity coming from these listings. Whilst website analytics are very established for owned sites, the ability to analyze information across numerous publishers is very challenging. This includes data reports on where the listings are present, and if they are accurate or incomplete. In addition, Companies are increasingly looking for additional data on user interactions including reviews, ratings, and what pageviews, clicks, or calls have occurred.

Our solution:

We provide a self-serve platform and managed services that help businesses of all sizes to manage listing information and business profiles across key distribution networks. Our platform operates as a direct-to-business e-commerce platform for purchase and management of profiles through a user-friendly interface and reporting dashboard. The platform is highly scalable and can be used by agencies and resellers for bulk uploading of enterprise files. To facilitate bulk uploads the platform has APIs and can be private labeled for partners looking to manage customers under their own brands. As part of our offering, we also provide managed services for customers who do not want to use our self-service interfaces.

Listings managed by us are normalized and distributed to more than 300 directory publishers. Profile pages are distributed across major search engines, social media and directory sites. At the listing level our platform ensures accurate and current business data are regularly updated and distributed across the web. At an owner-verified profile page level, our managed services ensure that information about a business is available to consumers in highly trafficked search, social and vertical sites. By using our platform and profile claiming services, we believe businesses save time and money, immediately increase their visibility (online and mobile), improve organic search results, increase the number of leads and sales, and minimize the opportunity cost of inaccurate data.

For the individual entity the value of our service is seen as cost-efficient and more comprehensive than they could do themselves. For the reseller channels there is the additional value of ease of integration, and pure white labeling of a service that adds to their revenue and customer retention.

As part of our service we provide identity “audits” for both individual businesses and enterprises, which analyze the consistency of listings across the major search, and directory sites, highlighting inaccuracies. Based on this data, we are able to show our customers the effectiveness of our listing management processes. We also provide customers with visibility reports across the time-span of the year, so they can track the growth and effectiveness of the number of sites that display the profiles. Advanced agencies are able to track clicks or visits from such links and leverage this information to extrapolate a financial return for their clients.

Products

Our products, which serve the need for business identity management, can be categorized as follows:

Listing Syndication – Our listing syndication packages are sold as tiered packages, with components based on the varying needs of businesses, from basic identity distribution to full optimization of content for search engine visibility. In addition to our use of database aggregators for listing syndication and distribution, we are increasingly establishing direct data relationships with publishers in the interests of speed, reporting and performance. The move to direct relationships is made possible by the increasing  availability of APIs that allow automated export of listing and profile data directly into publisher databases .We expect that this trend will continue and that over time, we will have a much broader base of direct listing partnerships. We call our publisher feeds, UBL Direct. The syndication packages we currently sell include:

●
Basic – Core listing to over 300 consumer search locations (e.g. local search, yellow pages, 411, GPS, social networks) through submission to the main listings databases, and public SEO-optimized web card, showing the profile. This is only available to Enterprise customers with many locations, and often includes bulk Google and Bing data uploads.

●
Essential – Includes the basic package described above and UBL Direct submissions to 20 major sites and distributors (eg: Yelp, Yahoo Local, Foursquare, Local.com, Factual) and visibility report which shows the growth of distribution as a result of the syndication.

●
Premium – Includes the Essential package described above, plus password-protection claimed “ownership” of profiles on key search and social sites (e.g. Yahoo, Bing, Google, Facebook, Twitter, SuperPages, Mapquest and YP.com).

●
Professional – Includes premium package described above, as well as content, features and functions to optimize a business identity for search engine discovery. This includes production of a video profile and submission to video search engines, articles creation and blog submissions.

●	UBL Express – Adds real-time capability for insertion and updating of listings, as well as activity data.

Analytics and Reputation Management – We also sell a set of presence auditing tools that analyze, monitor and send alerts to businesses about information relating to the visibility, accuracy or their business profiles online. This includes monitoring reviews, ratings, sentiments and blog mentions on local businesses. It also includes visibility reports that show in detail the accuracy of listings online and the growing numbers of links generated on external directories from the UBL syndication process.  These are sold individually or a series of reports, as well as a subscription service under the company’s LocationMonitor.com branded website. Location Monitor is also available as a white-label and API solution for large partners and channels.

Effective June 2012, we entered into an internet services and co-location agreement with Charlotte Colocation Center, LLC for the provision of internet connectivity services and co-location services. The agreement is for a one year term with automatic renewals unless sooner terminated pursuant to its terms and provides for a monthly payment of $424.95 and $1.00 per month per IP address. Any interruption in our network services may cause disruptions in the provision of our services. While we believe that we may be able to replace our current provider with other providers, doing so would require a managed effort to ensure no downtime that my impact our business.

Technology

We own and control our technology platform, but also integrate third party data sources, solutions and technologies depending on factors such as the cost/benefit of development, market experimentation and competition. Our platform runs on Microsoft .Net and Sequel technologies, housed in a secure data center in Charlotte, North Carolina backed up daily, off-site and with redundant fail-over servers. Our team is experienced in managing customer-facing web sites and content databases. We have developed specialized technologies and processes for the purpose of listing syndication and identity analytics.  We intend to continue to invest in these technologies to provide the most advanced set of solutions for our customer base.

We provide our customers with a comprehensive list of data fields to describe their business so that information sought by publishers is available for their databases. We are continually expanding our data model to broaden the range of products and services we can represent for our customers. We have also developed advanced conversion systems that allow us to categorize, convert and structure data in the wide range of proprietary formats required by database vendors and publishers.

We believe we have valuable intellectual property and are preparing multiple patents for our methods of managing the claiming process of listing management, as well as certain analytics aggregation.

 Sales and Marketing

We sell our products through four distinct sales channels, (1) Direct Website Sales, (2) Enterprise Customers and their Marketing Agencies, and (3) Channel Resellers as described below.

1)	Direct Website Sales – Direct e-commerce customers are typically small businesses or their agents in local markets

2)
Enterprise & Agencies: Multi-outlet enterprises such as national or regional bank chains, national insurance agencies, rental car firms, retailers, restaurant chains and franchises. Agency customers are typically stand-alone specialized internet marketing or SEO, local SEO, web design firms or groups within general agencies.

3)
Channel partners: Channel partners are typically publishers and business services suppliers with large bases of small and medium businesses such as Yellow Page directories, newspapers, check and  business card printers, or  telecommunication companies.

UBL Direct E-Commerce – Sales to businesses via Website

We promote our services through both “inbound” and “outbound” marketing programs. Inbound marketing programs focus on search engine optimization (SEO), and search engine marketing (SEM) which lead users from major search engines to our website. Businesses that purchase directly from us or their agencies can log on via our website to submit listings, select packages, pay, and subsequently manage their listings within us through a self-service dashboard.

Social media promotion focuses on UBL and independent industry commentators publishing articles, blogs, and “tweets”, about the success of our solution. We also promote our direct retail services through an affiliate program where referrers to our website earn a commission on resultant sales.

Our marketing strategy for retail acquisition includes:

●	Search Engine Optimization – ensuring all our site pages communicate their content well
●	Site design, communication and customer purchase flow – adding shopping cart, videos and instructions
●	Search Marketing – buying keywords on Google, Bing
●	Industry sites and blogs – advertising on content-specific forums
●	Social Advertising – LinkedIn, Facebook, Twitter
●	Social Networks and Blogs – creating compelling content and communications
●	Public Relations – Press releases, article contributions and comments
●	Email marketing – list marketing and re-marketing to existing customers
●	Affiliate network promotions

 Agency Sales

Sales of our products through ad agencies and other resellers are an important part of our business and we use a variety of methods to promote our services to them. For the reseller market, in particular the large interactive agencies and agencies selling into the business directories, we staff a small dedicated national sales team with decades of marketing experience in the field. This consultative sales team maintains an active database of potential customers and will regularly call and visit with them in person around the country or at the trade conferences.

We promote our services through presentations and exhibition at industry events and actively participate in industry organizations serving the advertising, franchise and enterprises marketing industries. As members of the Interactive Advertising Bureau (IAB) we were key contributors to the IAB Local Search White Paper. Our website presents multiple opportunities for agencies, SEO and Search Engine Marking companies, website designers, and other businesses to understand our products and the opportunity to resell our services. We also provide a wide range of resellers the ability to log on to our website to submit listings, select packages, pay, and manage their customers’ listings utilizing our self-service user interface.

Channel Resellers

Larger resellers with substantial numbers of small and medium sized businesses include our services as integral components of their own offerings, sometimes directly to end businesses and sometimes integrated into platforms that they provide to their own channel partners. We anticipate that these resellers, who combined, touch most small businesses in the USA, will continue to be an important part of our customer mix. Many of these channels are seeking to expand their relationships with their customers and products like ours fit well in their strategies.

We reach channel resellers through promotion methods similar to those we use to reach agency channels and through targeted business development activities. Reseller partnerships have a longer sales cycle and typically require technical integration and ongoing marketing and sales assistance. In many cases our channel partners’ users interact with our own sales channels, which may be tele-sales, field-sales, or self-service website dashboard and require targeted messaging related to their bundles of other services, integration through the UBL service APIs and/or through our bulk upload.

Market Opportunity

In the United States, there are approximately 29 million business establishments2, approximately 2.2 million in the U.K., approximately and 1 million in Canada.) It is important for every one of these locations that their identity is well managed. Furthermore, additional data points and meaningful identity descriptors are being added every year. Through our work online with global interactive advertising agencies and channel partners, we believe we are in a position to provide foundational identity services to businesses worldwide.

We also believe that profile claiming and management will become increasingly important for businesses as highly trafficked search, social and vertical sites promote proprietary profile formats in their search results and extend functionality in an effort to stimulate adoption and usage among businesses of all sizes. As the number and importance of profile products increases, we believe that businesses of all sizes will begin outsourcing profile management to specialists like UBL.

Competition

We operate in a competitive industry. We face competition from some data aggregators, such as Localeze, who feed business listings to search platforms. These data aggregators offer a service to have clients feed direct into their dataset, but each is limited only to their own distribution channels. We also face competition from interactive agencies. Several of the larger interactive agencies, particularly those from the Yellow Pages industry, have contracted direct with data aggregators and offer aspects of our service. We also face competition from emerging platform providers focused on real-time updating of listing information within limited paid syndication networks of secondary sites.

We believe success in the listings management space is driven by an integrated combination of data, distribution relationships, managed services, analytics and technologies. Assets and expertise in each of these areas are required to stay competitive today and will become increasingly important as the market matures. We believe that we are well positioned in all of these areas:

Distribution - We have created a broad listings distribution network and direct publisher relationships. We also have long standing partnerships with key database distributors who supply national and international directories, search engines and device manufacturers with core date sets.

Product & Services - Our platform provides a single direct website for clients, enterprise clients and resellers, allowing us to balance our revenues and opportunities with a single platform. Additionally, any marketing that is targeted to one sector spills over in value to the others. We offer a wide range of products and services for small businesses and large volume enterprises

Analytics & Reputation Management – We provide detailed reporting on the presence and accuracy of business listings. We also provide reputation management tools that offer details and alerts about reviews, ratings and other user engagement with listings.

Technology - We believe we have developed patentable IP to blend automated and hand-crafted submission activities in a way that produces higher yields and more cost effective lead generation.

Intellectual Property

We are filing for provisional patents on our platform and two of our programming applications. We have filed for a trademark on the name Universal Business Listing but this had not yet been approved by the trademark office.

Research and Development (R&D)

On an ongoing basis, we review our products and services to improve our customer-interfaces and refine our processes for syndication, analysis, presentation and validation, and implement improvements, as necessary, to core existing products. We regularly research new geographic markets, technology enhancements and related identity management concepts as part of standard business development and technology activities. We have not undertaken and do not anticipate that we will engage in any material research and development activities outside of work done in the course of operating and improving our services through the efforts of our technical staff.

2http://www.census.gov/econ/smallbus.html

 Government Regulation

At this time, our business is not subject to any laws and regulations that we are aware of that may have a material adverse effect on our operations. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. The costs of compliance with  new laws and regulations may be high and may subject us to significant liabilities and other penalties should we fail to comply with new laws and regulations.

Corporate Information

We are a Delaware corporation headquartered in Charlotte, NC. Our principal office is located at 6701 Carmel Road, Suite 202, Charlotte, NC 28226 and our telephone number is 704-930-0302. We maintain a website at www.UBL.org. The contents of our website are not part of this prospectus and should not be relied upon with respect to this offering.

Employees

As of December 24, 2013 we have 25 employees, of which 21 are full time employees. Our employees work from our headquarters in Charlotte, with approximately eight (8) employees working from home offices in North Carolina, California, Illinois and New York, primarily engaged in sales.

Item 1A.  Risk Factors.

RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information included in this prospectus before making an investment decision. If any of the possible adverse events described below actually occurs, our business, results of operations or financial condition would likely suffer. In such an event, the market price of our Common Stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

We are a developing company and may never earn a profit.

We are a developing company and have incurred losses since we were formed. As of September 30, 2012 and September 30, 2013, we have an accumulated total deficit of $4,052,534 and $6,013,373, respectively.  For the fiscal year ended September 30, 2012 and September 30, 2013, we had net losses of $2,036,216 and $1,960,839, respectively.  We cannot predict the extent of future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations.

Because of the numerous risks and uncertainties associated with developing and commercializing our technology, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and you may never receive a return on an investment in our common stock. An investor in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of our technology.

We have a limited operating history and are subject to the risks encountered by early-stage companies.

Because we have a limited operating history, we encounter risks and uncertainties frequently experienced by early-stage companies in rapidly evolving markets. For us, these risks include:

●	risks associated with our dependence on our premier platforms and related services;

●	risks that our growth strategy may not be successful; and

●	risks that fluctuations in our operating results will be significant relative to our revenues.

Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated December 30, 2013 our independent registered public accountants stated that our financial statements for the year ended September 30, 2013 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern, which may hinder our ability to obtain future financing, is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We will need to raise substantial additional capital to commercialize our technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

As of September 30, 2013 our cash balance was $125,517 and our working capital deficit was $2,084,186. Our existing capital resources are not sufficient to fund our operations for the next 12 months. At our current burn rate, we estimate that our existing capital resources will fund our operations for only the next month. We estimate that we will require approximately $1,200,000 over the next 12 months in order to sustain our operations and implement our business strategy. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. The development of our business will require substantial additional capital in the future to conduct research and development and commercialize our technology. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms.

Our stockholders may experience significant dilution as a result of any additional financing using our equity securities and/or debt securities or upon trigger of the ratchet provision in our convertible notes and warrants issued in January 2012, September 2012, July 2013 and October 2013.

To the extent that we raise additional funds by issuing equity securities or convertible debt securities, our stockholders may experience significant dilution. Sale of additional equity and/or convertible debt securities at prices below certain levels will trigger anti-dilution provisions with respect to certain securities we have previously sold. If additional funds are raised through a credit facility or the issuance of debt securities or preferred stock, lenders under the credit facility or holders of these debt securities or preferred stock would likely have rights that are senior to the rights of holders of our common stock, and any credit facility or additional securities could contain covenants that would restrict our operations.

In addition, certain of our convertible notes in the principal amount of $995,000 and warrants to purchase 3,450,000 shares of common stock include adjustment provisions which provide for the adjustment of the conversion price in the case of the Notes, and the exercise price in the case of the warrants, if we issue any securities at prices below the conversion price or the exercise price, except for certain excepted issuances. The conversion price of the Notes is $0.10 and the exercise price of the warrants is $0.15.  As of the date hereof, the convertible notes are convertible into 9,950,000 shares of common stock and the warrants upon exercise will result in proceeds to the Company of $531,750. If we were to issue securities which do not fall under one of the issuances that are categorized as excepted issuance, at a price that is less than $0.10, the conversion price of the Notes and the exercise price of the warrants will adjust to the price at which the new securities are issued, which will result in us having to issue more shares to the investors upon conversion of their notes or in the case of the warrants, upon exercise thereof, will result in the Company receiving less proceeds, resulting in dilution to our existing shareholders.

The following illustrates the number of shares we would potentially have to issue upon conversion of the convertible notes if we were to issue securities at the prices shown below:

Ratchet Price	No. of additional shares to the Investors
$0.08	2,437,500
$0.05	9,950,000

The following illustrates the proceeds to the Company upon exercise of the warrants if we were to issue securities that at the prices shown below:

Ratchet Price	Proceeds to the Company upon exercise of the Warrants
$0.08	$283,600
$0.05	$177,250

Any adjustment in the conversion prices of the convertible notes and exercise price of the warrants will result in dilution to our existing shareholders.

If our product is unable to compete effectively with current and future online media and web marketing companies targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated.

The web marketing industry is intensely competitive and characterized by rapid technological progress. In each of our potential product areas, we face significant competition from larger and better funded companies.  The technologies associated with the web marketing and online media industry are evolving rapidly and there is intense competition within such industry. Moreover, these and other future competitors have or may have considerably greater resources than we do in terms of technology, sales, marketing, commercialization and capital resources. These competitors may have substantial advantages over us in terms of research and development expertise, brand name exposure and expertise in sales and marketing as well as in operating web marketing services. Many of these organizations have financial, marketing and human resources greater than ours; therefore, there can be no assurance that we can successfully compete with present or potential competitors or that such competition will not have a materially adverse effect on our business, financial position or results of operations.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to expand our base of clients will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the "UBL" brand is critical to expanding our base of clients. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the "UBL" brand, or if we incur excessive expenses in this effort, our business, prospects, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Unfavorable publicity or consumer perception of our platforms, applications, practices or services, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenue and a negative impact on the number of clients and the size of our, the loyalty of our clients and the number and variety of services we offer each day. As a result, our business, prospects, results of operation and financial condition could be materially and adversely affected.

New tax treatment of companies engaged in internet commerce may adversely affect the commercial use of our services and our financial results.

Due to the global nature of internet services, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce. New or revised international, federal, state or local tax regulations may subject us or our publishers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over social media. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over social media. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Two customers accounted for a large portion of our revenue, the loss of either one of these clients will affect our revenues.

For the year ended September 30, 2012, one customer accounted for 12% of our revenues and for the year ended September 30, 2013, one customer accounted for 15% of our revenues. Any disruption in the relationships between us and these clients would adversely affect our business.  In addition, to the extent that we are unable to generate orders from new customers, we may have difficulty operating our business and may have to scale back our operations.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms and applications, and any significant disruption in service on our platforms and applications could result in a loss of publishers or clients.

Clients access our services through our platforms and applications. Our reputation and ability to acquire, retain and serve our clients are dependent upon the reliable performance of our platforms and applications and the underlying network infrastructure. As our client base continues to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts for data centers and equipment and related network infrastructure to handle the traffic on our platforms and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our client base or the amount of traffic on our platforms and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our platforms and applications, and prevent our publishers and advertisers from accessing our services. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential publishers and clients, which could harm our operating results and financial condition.

We depend upon our officers, and if we are not able to retain them or recruit additional qualified personnel, the commercialization of our product candidates and any future tests that we develop could be delayed or negatively impacted.

Our success is largely dependent upon the continued contributions of our officers, including Doyal Bryant, our co-founder and Chief Executive Officer, Chris Travers, our Co-Founder and Chief Revenue Officer and President.  These executives have significant background and knowledge of the industry and we depend on them to lead our commercialization efforts and develop new business opportunities for the Company. We do not maintain key man life insurance on our executives. If we were to lose the services of Messrs. Bryant and Travers, we may lose our ability to fully commercialize our universal business listing service and expand our business which will significantly impact our financial viability and prospects.

Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel. In order to pursue our business strategies, we will need to attract and hire, or engage as consultants, additional personnel with specialized experience in a number of disciplines.  There is intense competition for personnel in the fields in which we operate. If we are unable to attract new employees and retain existing employees, the development and commercialization of our product candidates could be delayed or negatively impacted.

New U.S. and foreign laws could subject us to claims or otherwise harm our business.

New laws and regulations (or new interpretations of existing laws and regulations) may impact our business. The costs of compliance with new laws and regulations may be high. Any failure on our part to comply with any new laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

We rely on a combination of trade secret protection, and other contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We require our employees and third parties to sign confidentiality agreements and employees to also sign agreements assigning to us all intellectual property arising from their work for us. Nevertheless, we cannot guarantee that these measures will be effective in protecting our intellectual property rights.

If we fail to protect our intellectual property, we will be unable to prevent third parties from using our technologies and they will be able to compete more effectively against us.

We believe we have developed patentable IP and are filing for provisions patents on our platform and two of our programming applications, we cannot assure you that any future patent applications will result in issued patents, or that any patents issued to us will not be challenged, invalidated or held unenforceable. We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications.

If we fail to maintain an effective system of internal control over financial reporting and other business practices, and of Board-level oversight, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties.  Consequently, investors could lose confidence in our financial reporting, and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and to prevent and detect fraud and other improprieties.  We are responsible to review and assess our internal controls and implement additional controls when improvement is needed.  Failure to implement any required changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information.  Any such loss of confidence would have a negative effect on the market price of our stock.

Because we are relatively small, our internal control procedures may not be fully mature. We have limited internal personnel to implement procedures and must scale our procedures to be compatible with our resources. We also rely on outside professionals including accountants and attorneys to support our control procedures.

Sarbanes-Oxley Act requirements regarding internal control over financial reporting, and other internal controls over business practices, are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies.

We are in default of the terms of loan obtained from the SBA

On January 16, 2006, we secured a loan for $386,300 from the United States Small Business Administration ("SBA"). The loan matures in January 2036 and bears interest at the rate of 4% per annum. We are currently in violation of the covenant not to consummate a merger with any other company without the written consent of the SBA upon consummation of a merger transaction pursuant to that certain Agreement and Plan of Merger on January 18, 2010 with Bounceback Technologies.Com without prior written consent of the SBA. The circumstances that led to these violations have not been cured. If the SBA were to accelerate payment on the loan and require that we immediately repay the outstanding amount under loan, we would be forced to use our limited cash reserves to repay the loan which will affect our ability to continue our business.

Risks Related to Our Common Stock

We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices.  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly.  We expect to spend between $200,000 and $250,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley.  These costs could affect profitability and our results of operations.

There is no established trading market for our common stock and as a result you may not be able to sell our common stock.

There is no established market for our common stock and there may never be a market for our common stock. In the absence of an active trading market, you may have difficulty buying and selling or obtaining market quotations; the market visibility for our stock may be limited, and the lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

●	technological innovations or new products and services by us or our competitors;

●	the establishment of partnerships with third parties;

●	intellectual property disputes;

●	additions or departures of key personnel;

●	sales of our common stock;

●	our ability to integrate operations, technology, products and services;

●	our ability to execute our business plan;

●	operating results below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, trading in stock traded over the counter on the pink sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, trading is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE Amex. Accordingly, shareholders may have difficulty reselling any of their shares of common stock.

If our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Unless our securities are listed on a national securities exchange, or we have net tangible assets of $5,000,000 or more and our common stock has a market price per share of $5.00 or more, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock is subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;

●	receive the purchaser’s written agreement to the transaction prior to sale;

●
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

●
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result, if our common stock becomes subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of December 27, 2013, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 46% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.  Investors in our common stock should not rely on an investment in our company if they require dividend income.

Delaware law and our corporate charter and bylaws will contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. For example, our board of directors have the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our company, or otherwise could adversely affect the market price of our common stock. Our bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations.

Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in our market price being lower than it would without these provisions.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

Item 2.  Properties.

On December 5, 2012, the Company entered into lease agreement for its headquarters in Charlotte, North Carolina. The lease, as amended, expires on July 31, 2017 and requires base annual rent of approximately $130,000 for the first year, with 2.5% increments each year thereafter. The lease contains a five (5) month rent abatement period which commenced on January 1, 2013. The lease contains one option to renew for a term of thirty-six (36) months.

Item 3. Legal Proceedings.

The Company is not aware of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is currently no market for our common stock. Currently none of our shares are eligible for resale pursuant to Rule 144.

As of December 27, 2013, we had approximately 331 stockholders of record.  Our transfer agent is VStock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, New York 11516.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Unregistered Sales of Equity Securities

Issuance of Common Stock in Exchange for Intellectual Property

On July 31, 2013, the Company issued one individual an aggregate of 135,416 shares of common stock at a fair value of $25,729 in exchange for certain intellectual property.

In October and November 2013, the Company issued one individual an aggregate of 15,624 shares of common stock as partial settlement of a liability related to the purchase of certain intellectual property.

The issuance of the shares of common stock was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Issuance of Shares for Services

On June 3, 2013, the Company issued a consultant 200,000 shares of common stock for services at a fair value of $38,000 ($0.19 per share).

The issuance of the shares of common stock upon exercise of the options was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Issuance of Options for Services

On June 1, 2013, the Company issued an employee 250,000 common stock options for services at a fair value of $37,907. The Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.

On November 14, 2013, the Company issued seven employees 3,659,000 common stock options for services at fair value. The Company will value these issuances utilizing a Black-Scholes option valuation model.

On November 14, 2013, the Company issued six consultants 118,000 common stock options for services at fair value. The Company will value these issuances utilizing a Black-Scholes option valuation model.

On November 14, 2013, the Company issued two board members 40,000 common stock options for services at fair value. The Company will value these issuances utilizing a Black-Scholes option valuation model.

Convertible Debt Issuances

On October 18, 2013, the Company sold an aggregate of $280,000 of secured, subordinated convertible notes (the "October 2013 Notes") to three investors.

The October 2013 Notes have the following terms:

•	Maturing on January 31, 2015,
•	Interest rate at 5% per annum, with interest payable semi-annually,
•	Default interest rate is 10%,
•	Convertible to common shares at $0.10 per share, and
•	Secured by all assets of the Company.

In connection with the issuance of the October 2013 Notes, the Company issued three (3) year warrants to purchase an aggregate of 1,400,000 shares of common stock, with an exercise price of $0.15 per share.

The issuance of the foregoing notes and the corresponding warrants was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of September 30, 2013.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options and Warrants	Weighted- Average Exercise Price of Outstanding Options and Warrants	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	5,111,000	$0.11	889,000
Equity Compensation Plans Not Approved by Stockholders	-	-	-
Total	5,111,000		889,000

Item 6.  Selected Financial Data.

Not required for small reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

Overview

We provide a comprehensive set of online identity management tools and services to businesses seeking to optimize their presence in location based search results on Web, Mobile and Social platforms. These search results typically highly structured and include name, address, phone number and enhanced profile information, as opposed to excerpts of website information. Our Universal Business Listing (www.UBL.org) service provides a powerful, cost-effective method for ensuring the distribution and accuracy of individual business listing data across hundreds of local web directories, search engines, mobile applications and other sources of local listings data. Our profile management services allow businesses to take control of profile pages in leading, highly trafficked, search engines, social media sites, providing enhanced content about their products and services. As part of these services we also provide an expanding range of analytical and monitoring tools to increase our customer value proposition. The company offers services in the USA, Canada, The United Kingdom and Australia.

Results of Operations for the year ended September 30, 2013 and 2012

The following table sets forth the summary income statement for the year ended September 30, 2013 and 2012:

	Year Ended
	September 30, 2013	September 30, 2012

Revenues	$3,430,177	$2,655,985
Gross Margin	$2,031,661	$1,401,458
Operating Expenses	$(2,989,210)	$(3,290,105)
Other Income (Expense), net	$(1,003,290)	$(147,569)
Net Loss	$(1,960,839)	$(2,036,216)

Revenues: Revenue increased by approximately 29% to $3,430,177 during the year ended September 30, 2013, from $2,655,985 during the corresponding year ended September 30, 2012.  The increase in revenue was driven by an increase in the average revenue per unit (ARPU) in the Company’s business listing services and increased unit sales of its reputation management services.  The total number of units sold for the period was 183,834 compared to 154, 310 for the prior period, an increase of 29,524 units or 19%.   The number of business listings unit sold for the period was 69,225 compared to 92,731 for the prior period, a decrease of 23,506 units or 25%.  The ARPU of business listing services for the period was $40.11/unit compared to 23.65/unit in the prior period which is a 70% increase.  This increase in ARPU was the main contributing factor to the company’s revenue growth for the period.  Increased ARPU is reflective of continued customer acceptance of the Company’s higher priced products and higher product feature values.  The number of reputation management services units sold for the period was 114,609 compared to 61,579, an increase of 53,030 units or 86%.  The ARPU for reputation management services was $5.64 for the period compared to $6.15 in the prior period, an 8% decrease.  The unit growth in reputation management services was the other significant factor contributing to the Company’s period over period revenue growth.  Approximately 93% of the Company’s sales were made through its network of resellers and channel partners compared to 90% for the prior period.  The Company had 3,184 resellers and channel partners at period end compared to 2,507 at the end of the prior period, and increase of 677.

 Gross Margin: The gross profit margin was 59% for the year ended September 30, 2013 as compared to 53% for the year ended September 30, 2012.  The Company’s increased ARPU, driven by its business listing services, was the main factor for the improved margin for the period.  Additionally, the Company’s average total cost per unit declined 6% compared to the previous period.  Costs in the business listing services products we up 28% and reputation management costs per unit were down 12% compared to the prior period.  The company’s cost of revenue consists mainly of expenses paid to third parties for listings distribution services and reputation management services.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services.

Operating expenses decreased by 9% during the year ended September 30, 2013, as compared to the year ended September 30, 2012. The overall $300,895 decrease in operating expenses is primarily attributable the following approximate net increases (decreases) in operating expenses:

•
An increase of payroll and related expenses of $575,000 was primarily due to an increase of full and part time staff which accounted for $315,000 of the increase, the addition of an executive and increased executive compensation which accounted for $234,000 of the increase and other expenses including  the cost of employee benefits, which accounted for roughly $28,000 of such increase.

•	An increase in advertising and marketing expenses of $25,000 was due to the use of a third party media service and increased expenditures for attendance at industry conferences.
•
An increase of research and development expenses of $49,000.  Research and development expenses consist primarily of payments to third parties for the development of software. . We expense research and development costs as incurred.

•
An increase of travel related expenses of $52,000 due to increased sales and promotion of the company through attendance of industry conferences, and company business meetings both internal and external.

•
A decrease in stock based compensation expense of $(928,000). The decrease was primarily due to stock awards issued during the prior period to existing and new employees and to new consultants during the prior period.

•	An increase in bad debt expense of $53,000 due to the Company exhausting collection efforts and writing off an account during the period.
•	An increase in rent expense of $46,000 due to the Company entering into new lease agreements for its office facility and corporate apartment during the year.
•
A decrease in legal and professional fees of $(168,000). In the prior period the Company incurred higher legal, tax preparation and audit fees in preparation for the filing of Form 10. The Company also incurred litigation expenses and engaged more outside consultants.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net increased by $855,721 to $(1,003,290) for the year ended September 30, 2013 as compared to other income (expenses) - net of $(147,569) during the year ended September 30, 2012. For the year ended September 30, 2013 other income (expenses) consisted of $341 in interest income, $(219,761) in interest expense, a gain on change in fair value of derivative liabilities of $199,654, derivative expense of $(491,676), a loss on extinguishment of debt of $(491,745), and miscellaneous expense of $(103). For the year ended September 30, 2012 other income (expenses) consisted of $8 in interest income, $(221,565) in interest expense, a gain on change in fair value of derivative liabilities of $590,737, derivative expense of (538,460), a loss on extinguishment of debt of $(8,667), a loss on disposition of fixed assets of $(5,455), a gain on settlement of employee liabilities of $34,988 and miscellaneous income of $845.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2013 compared to September 30, 2012:

	Year Ended
	September 30, 2013	September 30, 2012	Increase/ (Decrease)
Current Assets	$759,537	$929,271	$(169,734)
Current Liabilities	$2,843,723	$2,448,993	$394,730
Working Capital Deficit	$(2,084,186)	$(1,519,722)	$564,464

As of September 30, 2013, we had a working capital deficit of $2,084,186 as compared to a working capital deficit of $1,519,722 as of September 30, 2012, an increase of $564,464. Our increase in working capital deficit is primarily attributable to our growing accounts payable and accrued liabilities increasing during the period approximately $410,000 and our decreasing accounts receivable and deferred costs decreasing approximately $108,000 and 73,000, respectively.

Our principal source of liquidity is our cash. As of December 23, 2013 we had $67,000 in cash. We believe our existing available cash will enable the Company to meet the working capital requirements for at least the next   month. We estimate that we will require approximately $1,200,000 over the next 12 months in order to sustain our operations and implement our business strategy. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products and development of new products.

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

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $1,960,839 and $413,255, respectively, for the year ended September 30, 2013.

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

Our auditor in its report dated December 30, 2013, has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SBA Loan - Default and Contingent Liability

On January 16, 2006, the Company secured a loan for $386,300 from the United States Small Business Administration ("SBA"). The loan matures in January 2036 and bears interest at the rate of 4% per annum. Monthly principal and interest payment on the loan is $1,944. As of September 30, 2013 and September 30, 2012, the balance on the Note was $338,223 and $347,813, respectively.

At September 30, 2013, the Company was in violation of the covenant not to consummate a merger with any other company without the written consent of the SBA upon consummation of a merger transaction pursuant to that certain Agreement and Plan of Merger on January 18, 2010 with Bounceback Technologies.Com without prior written consent of the SBA. The circumstances that led to these violations have not been cured. The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its obligations under the loan.

Summary Cash flows for the year ended September 30, 2013 and 2012:

	Year Ended
	September 30, 2013	September 30, 2012
Net cash provided by (used in) operating activities	$(413,255)	$(230,795)
Net cash provided by (used in) investing activities	$(17,193)	$(8,771)
Net cash provided by (used in) financing activities	$429,200	$244,846

Cash Provided by (Used in) Operating Activities

Our largest source of cash provided by operating cash flows is the business listing and reputation management services revenues generated by resellers and through our retail e-commerce web site.  Our resellers account for roughly 93% of all sales.

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

The adjustments for the non-cash items decreased from the year ended September 30, 2012 to the year ended September 30, 2013 primarily attributed to a decrease in amortization of debt discount due to fully amortized discounts of notes and note amendments partially offset by the issuance of additional convertible promissory notes,  a decrease in gain on change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants, a decrease in stock-based compensation expense as a result of fewer equity awards in 2013 and a decrease in derivative expense due to the fair value of conversion option and warrants on dates of issuance of convertible debt securities and warrants. These increases are partially offset by an increase in depreciation and amortization expense on property and equipment due to increased capital expenditures, an increase in bad debt expense due to a write-off during the period, and a loss on extinguishment of debt due to a substantial modification of terms of the debt. In addition, the net decrease in cash from changes in working capital activities from the year ended September 30, 2012 to the year ended September 30, 2013 primarily consisted of a decrease in accounts receivable primarily due to faster customer collections, a increase in account payables and accrued expenses primarily due to an increase in payroll and payroll related expenses, legal and professional fees, consulting fees incurred and accrued and outside service providers relating to cost of sales, a decrease in deferred costs due to lower costs incurred by outside service providers, a decrease in deferred revenue due to a reduction in overall revenues being amortized and an increase in deferred rent related to a new office lease.

Days Sales Outstanding

Days sales outstanding during the year ending September 30, 2013 was 57 as compared to 90 for the year ending September 30, 2012. While the Company did not achieve positive cash flows from operations customers are paying their bills faster in the current period then in the prior comparable period which had a positive impact on the Company’s cash flow.

Cash Provided by (Used in) Investing Activities

Cash provided by or used in investing activities primarily consist of acquisitions of businesses and intangible assets, and purchases of property and equipment.

Cash used in investing activities increased from the year ended September 30, 2012 to the year ended September 30, 2013, primarily attributed to an increase in capital expenditures related to our office furniture and equipment and a decrease in cash received from the sale of office equipment.

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

Cash provided by financing activities increased from the year ended September 30, 2012 to the year ended September 30, 2013, primarily driven by an increase in the issuance of convertible promissory notes.

Recent Accounting Pronouncements

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

The Company’s capital lease liability, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and September 30, 2012.

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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

UBL Interactive, Inc.

September 30, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UBL Interactive, Inc.

We have audited the accompanying consolidated balance sheets of UBL Interactive, Inc. (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders deficit and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013 and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
December 30, 2013

UBL Interactive, Inc.
Consolidated Balance Sheets

	September 30, 2013	September 30, 2012

Assets

Current Assets
Cash	$125,517	$126,765
Accounts receivable, net of allowance for doubtful accounts of $27,000 and $10,784, respectively	314,999	422,508
Prepaid expenses and other current assets	19,336	7,291
Deferred costs	299,685	372,707
Total Current Assets	759,537	929,271

Property and Equipment, net	29,659	26,377

Other Assets
Intangible assets, net	143,890	-
Capitalized software development costs, net	-	22,896
Security deposits	12,468	5,288
Debt issue costs, net	6,383	-

Total Other Assets	162,741	28,184

Total Assets	$951,937	$983,832

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$1,545,409	$1,136,802
Accounts payable - related party	11,574	10,066
Deferred revenue	1,249,224	1,261,325
Current maturities of convertible notes payable, net of discount	25,000	25,000
Current maturities of capital lease liability	2,535	3,396
Current maturities of notes payable	9,981	12,404

Total Current Liabilities	2,843,723	2,448,993

Long-Term Liabilities:
Capital lease liability, net of current maturities	-	2,535
Notes payable, net of current maturities	328,242	338,223
Convertible notes payable, net of current maturities and discount	497,980	173,333
Derivative liabilities	1,385,973	293,884
Other liabilities	50,013	-

Total Long-Term Liabilities	2,262,208	807,975

Total Liabilities	5,105,931	3,256,968

Stockholders' Deficit
Preferred stock, par value $0.01: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.01: 50,000,000 shares authorized; 33,900,385 and 33,564,969 shares issued and outstanding, respectively	339,004	335,650
Additional paid in capital	1,520,375	1,443,748
Accumulated deficit	(6,013,373)	(4,052,534)

Total Stockholders' Deficit	(4,153,994)	(2,273,136)

Total Liabilities and Stockholders' Deficit	$951,937	$983,832

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statements of Operations

	For the Fiscal Year Ended
	September 30, 2013	September 30, 2012

Revenues	$3,430,177	$2,655,985

Cost of revenues	1,398,516	1,254,527

Gross margin	2,031,661	1,401,458

Operating expenses
Compensation	1,865,095	1,637,109
Consulting fees	74,840	700,372
Professional fees	253,709	377,361
Research and development	110,679	62,011
Selling, general and administrative	684,887	513,252
Total operating expenses	2,989,210	3,290,105

Loss from operations	(957,549)	(1,888,647)

Other income (expense)
Interest income	341	8
Interest expense	(219,761)	(221,565)
Change in fair value of derivative liabilities	199,654	590,737
Derivative expense	(491,676)	(538,460)
Loss on extinguishment of debt	(491,745)	(8,667)
Loss on disposition of fixed assets	-	(5,455)
Gain on settlement of employee liabilities	-	34,988
Other income (expense)	(103)	845

Other income (expense), net	(1,003,290)	(147,569)

Loss before income tax provision	(1,960,839)	(2,036,216)

Income tax provision	-	-

Net loss	$(1,960,839)	$(2,036,216)

Net loss per common share - basic and diluted	$(0.06)	$(0.07)

Weighted average common shares outstanding
- Basic and diluted	33,652,806	30,814,906

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statement of Stockholders' Deficit
For the Fiscal Years Ended September 30, 2013 and 2012

	Common stock, par value $0.01				Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance, October 1, 2011	29,910,810	$299,108	$452,187	$(2,016,318)	$(1,265,023)

Common stock issued for services	2,527,332	25,273	480,193		505,466

Common stock issued to settle liabilities	125,000	1,250	17,500		18,750

Conversion of notes payable and interest to common stock	351,827	3,518	49,256		52,774

Stock options exercised	650,000	6,500	(6,500)		-

Related party capital contribution			5,000		5,000

Stock options issued for services			438,626		438,626

Stock options issued to settle liabilities			7,486		7,486

Net loss			-	(2,036,216)	(2,036,216)

Balance, September 30, 2012	33,564,969	335,650	1,443,748	(4,052,534)	(2,273,136)

Common stock issued to settle liabilities	200,000	2,000	36,000		38,000

Common stock issued to purchase intangible assets	135,416	1,354	24,375		25,729

Stock options issued for services			16,252		16,252

Net loss				(1,960,839)	(1,960,839)

Balance, September 30, 2013	33,900,385	$339,004	$1,520,375	$(6,013,373)	$(4,153,994)

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
	September 30, 2013	September 30, 2012

Cash Flows From Operating Activities:
Net loss	$(1,960,839)	$(2,036,216)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	58,888	52,286
Bad debt expense	53,453	-
Stock based compensation	16,252	944,093
Amortization of debt discount	177,969	193,501
Amortization of debt issue costs	3,617	-
Loss on disposition of fixed assets	-	5,455
Change in fair value of derivative liabilities	(199,654)	(590,737)
Derivative expense	491,676	538,460
Loss on extinguishment of debt	491,745	8,667
Gain on settlement of employee liabilities	-	(34,988)
Changes in operating assets and liabilities:
Accounts receivable	54,056	(249,500)
Prepaid expenses and other current assets	(12,045)	8,210
Deferred costs	73,022	3,593
Security deposits	(12,468)	-
Accounts payable and accrued liabilities	311,653	647,594
Accounts payable - related party	1,508	(266)
Deferred revenue	(12,101)	279,053
Deferred rent	50,013	-
Net Cash Used in Operating Activities	(413,255)	(230,795)

Cash Flows From Investing Activities:
Proceeds from disposition of fixed assets	-	760
Purchase of property and equipment	(17,193)	(9,531)
Net Cash Used in Investing Activities	(17,193)	(8,771)

Cash Flows From Financing Activities:
Related party capital contribution	-	5,000
Payment of capital lease	(3,396)	(1,031)
Repayment of notes	(12,404)	(19,123)
Debt issue costs paid in cash	(10,000)	-
Proceeds from convertible notes	455,000	260,000
Net Cash Provided by Financing Activities	429,200	244,846

Net change in cash	(1,248)	5,280

Cash at beginning of period	126,765	121,485

Cash at end of period	$125,517	$126,765

Supplemental disclosures of cash flow information:
Interest paid	$14,884	$917
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$455,000	$260,000
Furniture and fixtures	$5,288	$-
Conversion of notes payable and interest to common stock	$-	$52,774
Fully depreciated equipment disposed	$2,810	$-
Capital lease of computer equipment	$-	$6,962
Insurance financing of D&O policy	$-	$8,022
Assets acquired through asset acquisition as follows:
Customer list	$84,000	$-
Non-compete agreement	$69,183	$-
Domain name	$7,500	$-

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
September 30, 2013 and 2012
Notes to the Consolidated Financial Statements

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

Note 2 – Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year-End

The Company elected September 30 as its fiscal year-end date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)
Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole;

(iii)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events;

(iv)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;

(v)
Estimates and assumptions used in valuation of convertible debt and equity instruments: Management estimates the fair value of the derivative warrant issued in connection with the Company’s convertible promissory notes, using a lattice model, with the assistance of an independent valuation expert.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of September 30, 2013 and 2012 and for the fiscal year then ended.

All inter-company balances and transactions have been eliminated.

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

The Company’s capital lease liability, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and 2012.

The Company’s Level 3 financial liabilities consist of the derivative convertible notes and derivative warrants issued in connection with the Company’s convertible promissory notes (the "Notes"), for which there is no current market for these securities, such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of an independent valuation expert, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Financial Instruments

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible notes and warrant liabilities at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative convertible notes and warrant liabilities.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

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

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2013 or 2012.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer and software	5

Equipment under capital lease	5

Furniture and fixture	7

Leasehold improvement	*

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”).  Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate.  Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets.  Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to the Company’s leases of office spaces. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the intangible assets, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Research and Development and Capitalized Software Development Costs

The Company has adopted paragraph 985-20-05-01 of the FASB Accounting Standards Codification (“Paragraph 985-20-05-01”) for the costs of computer software to be sold or licensed.  Paragraph 985-20-05-01 requires research and development costs incurred in the process of software development before establishment of technological feasibility being expensed as incurred and capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers.  Systematic amortization of capitalized software development costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life of three (3) years.

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

Deferred Costs (Asset)

Service arrangements with customers require certain significant up-front costs.

The Company capitalizes the up-front costs associated with providing the services and amortizes those costs ratably over the same period that the revenue is recognized for the related up-front payment.

Deferred Revenue (Liability)

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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

•
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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the reporting period ended September 30, 2013	For the reporting period ended September 30, 2012
Convertible Note Shares

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company issued three (3) convertible notes payable in the face amount of $25,0000 each, or $75,000 in aggregate, with interest at 10% per annum due October 1, 2011, June 1, 2012 and June 1, 2012, respectively, convertible at the lesser of (i) an amount equal to ninety percent (90%) of the then offering price of subsequent financings, or (ii) $0.15 per share. The due date of the remaining note was subsequently extended twice to December 31, 2013.	166,667	166,667

On January 31, 2012, the Company issued two (2) convertible notes in the face amount of $130,000 each, or $260,000 in aggregate with interest at 5% per annum originally due one (1) year from the date of issuance, convertible at $0.10 per share. The due date of the notes was subsequently extended twice to January 31, 2015.	2,600,000	2,600,000

On November 19, 2012, the Company issued two (2) convertible notes in the face amount of $102,500 each, or $205,000 in aggregate, with interest at 5% per annum, convertible at $0.10 per share. The due date of the notes was subsequently extended to January 31, 2015.	2,050,000	-

On July 19, 2013, the Company issued three (3) convertible notes in the aggregate amount of $250,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share.	2,500,000	-

Warrant Shares

Common stock warrants, with exercise price ranging from $0.15 to $0.75 per share.	2,167,500	802,500

Option Shares

Stock options, with exercise prices ranging from $0.06 to $0.18 per share.	4,878,708	5,019,356

Total potentially outstanding dilutive common shares	14,362,875	8,588,523

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2013 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	September 30, 2012

Computers and software	5	$46,853	$41,477

Equipment under capital lease	5	6,962	6,962

Furniture and equipment	7	17,414	3,119

Leasehold improvements	*	7,425	7,425

		78,654	58,983

Less accumulated depreciation and amortization		(48,995)	(32,606)

		$29,659	$26,377

* To be amortized over the term of the lease or its estimated useful life, whichever is shorter.

(i)	Impairment

The Company completed the annual impairment test of intangible assets and determined that there was no impairment as the fair value of intangible assets, substantially exceeded their carrying values at September 30, 2013.

(ii)	Depreciation Expense

Depreciation expense was $19,199 and $15,625 for the year ended September 30, 2013 and 2012, respectively.

Note 5 – Capitalized Software Development Costs

Capitalized software development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	September 30, 2012

Capitalized software development costs	3	$109,983	$109,983

Less accumulated amortization		(109,983)	(87,087)

		$-	$22,896

(i)	Amortization Expense

Amortization expense amounted to $22,896 and $36,661 for the year ended September 30, 2013 and 2012, respectively..

Note 6 – Intangible Assets

On June 1, 2013, the Company entered into an agreement (the “Agreement”) with Interactive Media, Inc. (the “Seller”) to purchase certain intangible assets with the following terms:

•	Compensation – 250,000 shares of common stock, the shares are valued at their respective grant dates
•	125,000 shares to be issued immediately; and
•	125,000 shares to be issued in proportional monthly increments over 24 months (5,208 per month); and
•
$65,000 to be paid at the time of receipt of the Company’s next round of financing of $1 million or more with the seller to have the option to take the payment in the form of stock options after 120 days; and

•	Seller will receive 50% of the net revenues of contract renewals of its existing customers for 12 months; and
•	Seller will retain existing contact revenue from sales that were executed prior to the Agreement

The total price paid for the assets in the acquisition was $160,683.

The following sets forth the components of the purchase price:

Purchase Price:
Cash	$65,000
250,000 shares of common stock, ($0.19/share), based upon the fair value of the shares issued	47,500
Estimated payout on contract renewals	48,183
Total purchase price	$160,683

The Company has tentatively allocated $160,683 of the purchase price to intangible assets.

The purchase price allocation will be adjusted if necessary upon the company receiving a valuation report from an independent appraisal company.

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer list	3 years
Non-compete	3 years

The following table summarizes changes in intangible assets as of September 30, 2013:

	Estimated Life	Gross Amount	Accumulated Amortization	Impairment Charges	Net

Customer list	3 years	$84,000	$(9,222)	$-	$74,778
Non-compete	3 years	69,183	(7,571)	-	61,612
Domain name	Indefinite	7,500	-	-	7,500
		$160,683	$(16,793)	$-	$143,890

(i)	Impairment

The Company completed the annual impairment test of intangible assets and determined that there was no impairment as the fair value of intangible assets, substantially exceeded their carrying values at September 30, 2013.

(ii)	Amortization Expense

Amortization expense totaled $16,793 for the year ended September 30, 2013.

Amortization expense for the next five years is as follows:

Fiscal Year ending September 30:

2014	$51,061

2015	51,061

2016	34,268

$136,390

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

As of September 30, 2013 and 2012, the outstanding balance related to this finance agreement was $0 and $2,814, respectively.

SBA Loan - Default and Contingent Liability

Prior to September 2010, the Company executed a note for $386,300 with the United States Small Business Administration ("SBA") with the following terms and conditions:

•	Maturing in January 2036;
•	Interest at 4% per annum;
•	Monthly principal and interest payment of $1,944

Default and Potential Violation

At September 30, 2013 and 2012, the Company was in violation of certain covenants contained in this note.  The circumstances that potentially led to these violations have not been cured.  The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its obligation.

Debt under these obligations is as follows:

	September 30, 2013	September 30, 2012

Notes payable	$338,223	$350,627

Less: Current maturities	(9,981)	(12,404)

Notes payable, net of Current maturities	$328,242	$338,223

Future minimum debt repayments under SBA loan at September 30, 2013 are as follows:

Fiscal Year ending September 30, 2013:

2014	$9,981

2015	10,387

2016	10,811

2017	11,251

2018	11,709

2019 and thereafter	284,084

$338,223

Note 8 – Convertible Notes Payable

Debt Offering (A)

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company sold three (3) $25,000 notes or $75,000 in aggregate of unsecured, subordinated convertible notes (the "Notes") with the following terms and conditions:

•	Maturity dates ranging from October 1, 2011 to March 1, 2013 as amended;
•	Interest rate at 10% per annum, with interest payable at maturity;
•	Convertible (see further description below); and
•	Subordinate to any senior debt, mezzanine debt, secured debt, or other creditors having priority by law or agreement of the Company as may be incurred by the Company prior to maturity.

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

On March 1, 2013, the remaining note holder, having a note in the principal amount of $25,000, signed a note amendment extending the maturity date of the note. The maturity of the note was extended to December 31, 2013 or the closing of an equity investment where the Company receives net proceeds of more than $500,000, whichever is earlier.

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

On March 1, 2013, one (1) note holder signed a note amendment further extending the maturity date of the note to December 31, 2013, or the closing of an equity investment where the Company receives net proceeds of more than $500,000, whichever is earlier.  This was considered a substantial modification of terms and the Company applied extinguishment accounting. The Company compared the fair value of the note on the date of modification to the as-modified note.  Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $25,667, for the year ended September 30, 2013.

Debt Offering (B)

On January 31, 2012, the Company sold two (2) $130,000 notes or $260,000 in aggregate of secured, subordinated convertible notes (the "Notes") with the following terms and conditions:

•	Maturing on January 31, 2015 as amended (see below),
•	Interest rate at 5% per annum, with interest payable semi-annually,
•	Default interest rate is 10%,
•	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
•	Three (3) year warrants to purchase 780,000 shares of common stock, with an exercise price of $0.15 per share; and
•	Secured by all assets of the Company.

On November 13, 2012 the maturity date of these notes was extended from January 31, 2013 to January 31, 2014.  As consideration for the extension, the Company issued the Note holders 307,500 warrants, with an exercise price of $0.15 per share.

On July 19, 2013 the maturity date of these notes was further extended from January 31, 2014 to January 31, 2015.  As consideration for the extension, the Company issued the Note holders 300,000 warrants, with an exercise price of $0.15 per share.

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

Derivative Warrants

Each of the two (2) note holders received warrants to purchase 390,000 shares of the Company's common stock.  These warrants are exercisable at $0.15 per share.  The warrants have a term of three (3) years from the date of issuance.

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

Extinguishment Accounting

On November 13, 2012, the note holders signed a note amendment extending the maturity date of the note to January 31, 2014, this was considered a substantial modification of terms and the Company applied extinguishment accounting.  The Company compared the fair value of the note on the date of modification to the as-modified note. Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $151,610, for the fiscal year ended September 30, 2013.

On July 19, 2013, the note holders signed a second note amendment extending the maturity date of the note to January 31, 2015, this was considered a substantial modification of terms and the Company applied extinguishment accounting.  The Company compared the fair value of the note on the date of modification to the as-modified note. Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $124,800, for the fiscal year ended September 30, 2013.

Debt Offering (C)

On November 19, 2012, the Company sold two (2) $102,500 notes or $205,000 in aggregate of secured, subordinated convertible notes (the "Notes") with the following terms and conditions:

•	Maturing on January 31, 2015 as amended (see below),
•	Interest rate at 5% per annum, with interest payable semi-annually,
•	Default interest rate is 10%,
•	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
•	Three (3) year warrants to purchase 615,000 shares of common stock, with an exercise price of $0.15 per share; and
•	Secured by all assets of the Company.

On July 19, 2013 the maturity date of these notes was extended from January 31, 2014 to January 31, 2015.  As consideration for the extension, the Company issued the Note holders 300,000 warrants, with an exercise price of $0.15 per share.

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

Extinguishment Accounting

On July 19, 2013, the note holders signed a note amendment extending the maturity date of the note to January 31, 2015, this was considered a substantial modification of terms and the Company applied extinguishment accounting.  The Company compared the fair value of the note on the date of modification to the as-modified note. Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $189,668, for the fiscal year ended September 30, 2013.

Debt Offering (D)

On July 19, 2013, the Company sold $250,000 in aggregate of secured, subordinated convertible notes (the "Notes") to three (3) note holders with the following terms and conditions:

•	Maturing on January 31, 2015,
•	Interest rate at 5% per annum, with interest payable semi-annually,
•	Default interest rate is 10%,
•	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
•	Three (3) year warrants to purchase 750,000 shares of common stock, with an exercise price of $0.15 per share; and
•	Secured by all assets of the Company.

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

Derivative Warrants

Two (2) note holders received warrants to purchase 300,000 shares of the Company's common stock and one (1) note holder received warrants to purchase 150,000 shares of the Company's common stock.  These warrants are exercisable at $0.15 per share.  The warrants have a term of three years from the date of issuance.

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

Convertible notes payable consisted of the following:

	September 30, 2013	September 30, 2012

Convertible notes payable	$740,000	$285,000
Discount on convertible notes	(217,020)	(86,667)
Convertible notes payable, net	522,980	198,333

Less current maturities	(25,000)	(25,000)

Convertible notes payable, net of current maturities	$497,980	$173,333

Debt Discount

The debt discounts recorded in 2013, 2012 and 2011 pertain to the derivative liability classification of the embedded conversion option and warrants.

The following is a summary of the Company’s debt discount:

	September 30, 2013	September 30, 2012

Debt discount	$765,000	$280,168
Amortization of debt discount	(401,302)	(193,501)
Unamortized debt discount removed due to loss on debt extinguishment	(146,678)	-
Debt discount - net	$217,020	$86,667

Note 9 – Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued in 2013, 2012 and 2011.

As a result of the application of ASC No. 815, the fair values of the Company’s derivative liabilities are summarized as follows:

Derivative liability – September 30, 2011	$77,494
Fair value at the commitment date	798,460
Fair value of derivative liability associated with the extinguishment of the current note	(9,621)
Fair value of derivative liability under terms of newly issued modified note	18,288
Fair value mark to market adjustment	(590,737)
Derivative liability – September 30, 2012	293,884
Fair value at the commitment date	946,676
Fair value of derivative liability associated with the extinguishment of the current note	(837,150)
Fair value of derivative liability under terms of newly issued modified note	1,182,217
Fair value mark to market adjustment	(199,654)
Derivative liability – September 30, 2013	$1,385,973

The Company recorded debt discount to the extent of the gross proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the gross proceeds. The Company recorded a derivative expense of $491,676 and $538,460 for the year ended September 30, 2013 and 2012, respectively.  No additional debt discount was recognized in connection with the extinguishments.

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and September 30, 2013:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	174%-243%	150%-233%
Expected term:	10 months – 3.00 years	3 months – 2.80 years
Risk free interest rate	0.11% - 0.59%	0.02% - 0.63%

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and September 30, 2012:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	137%-163%	83%-163%
Expected term:	9 months – 3 years	2 months – 2.10 years
Risk free interest rate	0.13% - 0.30%	0.05% - 0.51%

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Balance – September 30, 2011	22,500	$0.75
Granted	780,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2012	802,500	$0.17
Granted	1,365,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2013	2,167,500	$0.16
Exercisable – September 30, 2013	2,167,500	$0.16

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15-0.75	2,167,500	2.07 years	$0.16	2,167,500	$0.16

Note 10 – Stockholders’ Deficit

Common Stock

The issuance of common stock during the fiscal year ended September 30, 2013 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued to settle liabilities	200,000	$38,000	$0.19
Stock issued in purchase of intangible assets	135,416	25,729	0.20
Total	200,000	$63,729	$0.19 - 0.20

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

The issuance of common stock during the fiscal year ended September 30, 2012 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Conversion of notes and accrued interest	351,827	$52,774	$0.15
Stock options exercised on a cashless basis	650,000	-	$-
Stock issued to settle liabilities	125,000	18,750	$0.15
Services rendered – consultants	2,527,332	505,466	$0.20
Total	3,654,159	$576,991	$0.00 - 0.20

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

On October 22, 2013 the Board approved and made the following amendments to the 2010 Plan:

(i)	add 4,750,000 shares of stock to the amount of stock eligible for grant pursuant to the Plan, and
(ii)
insert an evergreen provision whereby every October 1, the amount of shares available pursuant to the Plan would reset to a number equal to the greater of (A) 20% of the then issued and outstanding shares of the Company, and (B) the number of shares available for grant pursuant to the Plan on the immediately preceding September 30.

Under the 2010 Plan, as amended on October 22, 2013, approximately 5.64 million shares were available for future option grants at September 30, 2013.

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

At September 30, 2010, the Company had 1,155,000 stock options issued and outstanding. On December 17, 2010, all 1,155,000 options issued and outstanding were cancelled and reissued with changes in expiration terms. The cancelled options were to expire between October 1, 2012 and October 1, 2014, and the re-issued options expire on December 16, 2015. This resulted in a modification of an equity award under ASC No. 718-20-35, which in substance, the Company repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value.

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

During the year ended September 30, 2013, the Company's board of directors authorized the grant of 275,000 stock options, having a total fair value of approximately $40,767, with a vesting period ranging from immediate to 2 years.  These options expire between October 16, 2014 and June 1, 2016.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance – September 30, 2011	3,223,000	$0.10	3.24	$643,200
Granted	3,279,000	0.11	4.41	$199,530
Exercised	(650,000)	-
Cancelled/Modified	(650,000)	0.10
Balance – September 30, 2012 – outstanding	5,202,000	0.11	3.73	$336,200
Balance – September 30, 2012 – exercisable	5,019,356	$0.11	3.72	$322,894

Outstanding options held by related parties – September 30, 2012	1,994,000
Exercisable options held by related parties – September 30, 2012	1,990,000

Balance – September 30, 2012	5,202,000	$0.11	3.73	$336,200
Granted	275,000	0.10	2.52	$27,500
Exercised	-	-
Cancelled/Modified	(366,000)	0.10
Balance – September 30, 2013 – outstanding	5,111,000	0.11	2.90	$478,160
Balance – September 30, 2013 – exercisable	4,878,708	$0.11	2.91	$454,931

Outstanding options held by related parties – September 30, 2013	1,994,000
Exercisable options held by related parties – September 30, 2013	1,994,000

The Company did not issue stock options to any related parties during the year ended September 30, 2013.

The following is a summary of the Company’s stock options issued to related parties for services during the fiscal year ended September 30, 2012:

	Options	Value

Issued to board members	336,000	$44,336
Issued to advisory board members	60,000	5,793
Total	396,000	$50,129

On the dates of grant during the fiscal year ended September 30, 2012, the Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.10-$0.12
Expected dividends	0%
Expected volatility	151%-166%
Risk fee interest rate	0.22% -0.90%
Expected life of stock options	1.0 years – 4.0 years
Expected forfeitures	0%

The following is a summary of the Company’s non-vested stock options at September 30, 2013 and 2012:

		Weighted Average
	Unvested	Grant
	Stock Options	Date Fair Value

Non-vested – September 30, 2011	588,000	0.10
Granted	3,279,000	0.10
Vested/Exercised	(3,184,356)	0.10
Forfeited/Cancelled	(500,000)	0.10
Non-vested – September 30, 2012	182,644	0.10
Granted	275,000	0.10
Vested/Exercised	(184,000)	0.10
Forfeited/Cancelled	(41,352)	0.09
Non-vested – September 30, 2013	232,292	$0.10

Weighted average remaining period for vesting	2.73 years

Note 11 – Income Tax Provision

Deferred Tax Assets

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2013 and 2012.

The U.S. federal statute of limitations for assessment of income tax is closed for the tax years ending on or prior to September 30, 2009.   In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three-year period. State statutes of limitations for income tax assessments vary from state to state.

At September 30, 2013, the Company has a net operating loss carry-forward, of approximately $10,260,000, available to offset future taxable income expiring through 2034.

The valuation allowance at September 30, 2013 was approximately $4,358,000. The net change in valuation allowance during the fiscal year ended September 30, 2013 and 2012 was an increase of approximately $373,000 and a decrease of approximately $543,000, respectively.

Significant deferred tax assets at September 30, 2013 and 2012 are approximately as follows:

Gross deferred tax assets	September 30, 2013	September 30, 2012
Net operating loss carry-forward	$3,956,000	$3,690,000
Accrued expenses	292,000	200,000
Amortization of intellectual property	76,000	67,000
Allowance for bad debt	10,000	4,000
Impairment expense	24,000	24,000
Total deferred tax assets	4,358,000	3,985,000
Less: valuation allowance	(4,358,000)	(3,985,000)
Deferred tax asset – net	$-	$-

There was no income tax expense for the year ended September 30, 2013 and 2012 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the year ended September 30, 2013 and 2012, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 6.90% for State Corporate taxes for the year ended September 30, 2013 and 2012, respectively, the blended rate used was 38.55% for the years ended September 30, 2013 and 2012, approximately as follows:

	September 30, 2013	September 30, 2012

Expected tax expense (benefit) – Federal	$(621,000)	$(645,000)
Expected tax expense (benefit) – State	(135,000)	(140,000)
Non-deductible stock compensation	6,000	364,000
Accretion of debt discount	69,000	75,000
Derivative expense	190,000	208,000
Change in fair value of derivative expense	(77,000)	(228,000)
Amortization of debt discount	-	-
Gain on settlement of liabilities	-	(13,000)
Extinguishment of debt	190,000	3,000
Meals and entertainment	6,000	4,000
Deferred tax true-up	(1,000)	915,000
Change in valuation allowance	373,000	(543,000)
Actual tax expense (benefit)	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

The following is a rate reconciliation for federal and state income tax expense (benefit):

	September 30, 2013	September 30, 2012

Tax expense (benefit) at statutory rate-federal	(31.65%)	(31.65%)
State tax expense (benefit) - net of federal tax	( 6.90%)	( 6.90%)
Change in valuation allowance	38.55%	38.55%
Tax expense (benefit) at actual rate	-%	-%

Note 12 – Commitments and Contingencies

Consulting Agreement

On December 31, 2011, the Company entered into a one (1) year consulting agreement with the following terms and conditions:

•	Compensation – 3,610,475 shares of common stock, (representing 12% of then issued and outstanding shares at the time of issuance), the shares are valued at their respective grant dates
•	70% of shares to be issued immediately; and
•	30% of shares to be issued upon Company’s common stock approval on the OTC bulletin board

During the fiscal year ended September 30, 2012, 2,527,332 shares of common stock were issued relating to this agreement.  These shares were valued at $0.20 per share the quoted closing trading price, or approximately $500,000. No shares were issued related to this agreement during the fiscal year ended September 30, 2013.

Operating Leases

The Company was obligated under an operating lease agreement for office facilities. The lease expired in December 2012.

The Company signed a new forty-three (43) month lease agreement for its office facilities expiring in July 2016. The lease requires base annual rent of approximately $130,000 for the first year, with 2.5% increments each year thereafter. The lease contains a five (5) month rent abatement period starting on January 1, 2013. Rent expense will be recognized on a straight line basis over the term of the lease. The lease contains one option to renew for a term of thirty-six (36) months.

On April 10, 2013, the lease was amended to extend the term for an additional 12 months. Accordingly the lease will expire on July 31, 2017.

Future minimum lease payments under this non-cancelable operating are approximately as follows:

Fiscal Year Ending September 30
2014	$132,000
2015	135,000
2016	139,000
2017	119,000
Total	$525,000

Rent expense totaled $110,306 and $74,856 for the year ended September 30, 2013 and 2012, respectively.

In December 2012 the Company entered into an operating lease for its corporate apartment under a month-to-month agreement starting in January 2013. The Company will pay monthly rental payments of $1,200. Rent expense totaled $10,800 for the year ended September 30, 2013.

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

Interest paid during the year ended September 30, 2013 and 2012 was $595 and $299, respectively.

Former Chairman and CEO

Settlement Agreement and Mutual Release (December 8, 2010)

On December 8, 2010, the Company entered into a Settlement Agreement and Mutual Release with the former Chairman and Chief Executive Officer of the Company, which settled various elements of compensation between him and the Company. As consideration for the settlement, the Company agreed to the following:

•
Issued the former Chairman 400,000 stock options at an exercise price of $0.18 per share, expiring August 15, 2015. The Company recognized approximately $90,000 in stock compensation expense relating to these options during the fiscal year ended September 30, 2011.

•
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

•
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

•
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

Settlement Agreement and Mutual Release (May 11, 2012)

On May 11, 2012, the Company entered into a Settlement Agreement and Mutual Release with the former Chairman and Chief Executive Officer of the Company which settled various elements of compensation between him and the Company. Under the terms of the settlement, the Company agreed to:

•
Issued the former Chairman 144,000 stock options at an exercise price of $0.10 per share, expiring October 1, 2015 for board services during fiscal year 2011. The Company recorded stock-based compensation expense related to these options during the fiscal year ended September 30, 2012 in the amount of $20,834;

•
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

•
Issued the former Chairman 72,000 stock options at an exercise price of $0.10 per share, expiring May 14, 2015 for fiscal 2012 board services through May 2012. The Company recorded stock compensation expense related to these options during the fiscal year ended September 30, 2012 in the amount of $10,417.

•	Waived loan guaranty fees due from the Company to the former Chairman for the period from October 9, 2011 through February 29, 2012 of $13,540.

Note 13 – Concentrations

The Company has the following concentrations:

(A)	Accounts Receivable

Customer	September 30, 2013	September 30, 2012
A	0%	20%
B	2%	17%
C	4%	12%
D	45%	8%

(B)	Sales

Customer	September 30, 2013	September 30, 2012
A	15%	12%

(C)	Accounts Payable

Vendor	September 30, 2013	September 30, 2012
A	29%	30%
B	14%	22%

(D)	Purchases

Vendor	September 30, 2013	September 30, 2012
A	30%	42%
B	41%	25%
C	3%	10%

Note 14 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Debt Offerings

On October 18, 2013, the Company sold $280,000 in aggregate of secured, subordinated convertible notes (the "Notes") to three (3) note holders with the following terms and conditions:

•	Maturing on January 31, 2015,
•	Interest rate at 5% per annum, with interest payable semi-annually,
•	Default interest rate is 10%,
•	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
•	Three (3) year warrants to purchase 1,400,000 shares of common stock, with an exercise price of $0.15 per share; and
•	Secured by all assets of the Company.

Because these warrants contain price protection features (ratchet provision), management has concluded that the features cannot be indexed solely to the company’s own stock and therefore are precluded from equity classification.  As a result, the features must be accounted for as derivative liabilities.

Stock-Based Compensation

During the period from October 1, 2013 through December 20, 2013, the Company issued 3,817,000 stock options to various employees, board members and consultants with an exercise price ranging from $0.10 - $0.30 per share expiring three (3) years from the date of grant.

During October and November 2013 the Company issued 15,624 shares of its common stock for the settlement of accounts payable.

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

On February 1, 2013, the Company dismissed Berman & Company, P.A. (“Berman”) as the Company’s independent registered public accounting firm. The dismissal was approved by the Company’s board of directors on January 31, 2013.

No reports of Berman contained an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended September 30, 2011 and the subsequent interim period through February 1, 2013, (i) there were no disagreements between the Company and Berman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Berman, would have caused Berman to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On January 31, 2013, the Company’s Board of Directors approved the engagement of Li & Company, P.C. (“Li”) as its independent registered public accounting firm for the Company’s fiscal year ending September 30, 2012.

During the year ended September 30, 2012  and the subsequent interim period through, the date of engagement of Li, the Company did not consult with Li regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Effective December 2, 2013, John Patton was appointed as Chief Operating Officer. Mr.  Patton joined UBL in September 2012 as Senior VP Corporate Development and Operations. Prior to joining the Company in 2012, Mr. Patton formed PGA LLC, a business consulting firm.  Prior to forming his own firm, Mr. Patton served as Managing Director at MCG Capital Corporation until 2011. During his tenure at MCG, Mr. Patton was CEO of Cleartel Communications Corporation from 2007 to 2009, a portfolio company of MCG. He also served on the board of directors for several MCG portfolio companies including Broadview Networks, Cleartel Communications, Copperstate Technologies, Intelisec, and Integrated Security Corporation. Mr. Patton began his career at First Union Bank (predecessor to MCG Capital) in 1998, working in various management positions and ultimately becoming vice president. Mr. Patton holds a degree in economics from Denson University

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position
Doyal Bryant	60	Chief Executive Officer
Chris Travers	56	Chief Revenue Officer and President
John Patton	55	Chief Operating Officer
David Jaques	57	Director
Jeff Guzy	62	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Doyal Bryant. Mr. Bryant is a co-founder of the Company. Since January 2010, Mr. Bryant has served as our Chief Executive Officer and previously served as EVP of Strategic Partnership Development from September 2007 through January 2010.  Mr. Bryant also is serving as Chairman of the Board of Directors since June of 2012 of the Company. Mr. Bryant has served as a Director of the Company since 2010 From March 2004 through November 2006, Mr. Bryant served as CEO at Scientigo, Inc., a  local and Enterprise search platform with 4 issued patents and acquirer  of  Find.com . Mr. Bryant has served as Managing Partner at BlueLake Capital Partners from 2008 to 2010 which provides advisory services and management support to growth stage companies. Mr. Bryant has also served as President of IGC Acquisitions, Inc.  a  facilities based International VoIP Telecom Carrier, a position he held from 2007 to 2009. Mr. Bryant holds a B.S. in Business Administration from Drury University. The Board has concluded that Mr. Bryant is qualified to serve as a director of the Company because of the depth of his knowledge and experience in the identity in which we operate.

Chris Travers. Mr. Travers, a co-founder of the Company, currently serves as the Company’s Chief Revenue Officer and President, a position he held since January 2010. Mr. Travers has served as a Director of the Company since 2010.  Mr. Travers previously served as the Company’s CEO from September 2007 through January 2010.  Mr. Travers was the principal of Radeon LLC from October 2001 through September 2007. Mr. Travers currently serves as a director of Bone Medical, a biotechnology development company based in Britain. Mr. Travers holds a diploma in English from the Curtin University, Australia. The Board has concluded that Mr. Travers  is qualified to serve as a director of the Company because he is one of the co-founders of the Company and has demonstrated his knowledge of  the online listing business.

John Patton. Effective December 2, 2013, Mr. Patton serves as Chief Operating Officer of the Company. Mr.  Patton joined UBL in September 2012 as Senior VP Corporate Development and Operations. Prior to joining the Company in 2012, Mr. Patton formed PGA LLC, a business consulting firm.  Prior to forming his own firm, Mr. Patton served as Managing Director at MCG Capital Corporation until 2011. During his tenure at MCG, Mr. Patton was CEO of Cleartel Communications Corporation from 2007 to 2009, a portfolio company of MCG. He also served on the board of directors for several MCG portfolio companies including Broadview Networks, Cleartel Communications, Copperstate Technologies, Intelisec, and Integrated Security Corporation. Mr. Patton began his career at First Union Bank (predecessor to MCG Capital) in 1998, working in various management positions and ultimately becoming vice president. Mr. Patton holds a degree in economics from Denson University

David Jaques. Mr.  Jaques has served as a director since August 2010. Mr. Jaques previously served as the CFO of the Company from February 2010 through August 2010. Since 2008, Mr. Jaques has served as a partner in Greenough Consulting Group, Inc. a company which provides financial consulting services, and is CFO of the venture capital entity 500 Startups. Mr. Jaques previously served as the founding CFO of Paypal and CFO of BlueRun Ventures LP, a Venture capital firm. The Board has concluded that Mr.Jaques is qualified to serve as a director of the Company because of his experience in working with similar types of companies in the Internet sector and his extensive finance background.

Jeff Guzy. Mr. Guzy currently heads up business development for GeoPay Inc, a mobile money platform.  He is the former president of Leatt Corporation (LEAT), (2007-2011) a worldwide provider of revolutionary protection systems for the helmeted, motor-sports industry.  He is currently on the Leatt Board of Directors.  From 2000 through 2002, Mr. Guzy was General Manager at Loral Space Systems, responsible for developing their satellite internet access business in North and South America. Before Loral Space Systems, Mr. Guzy was a founder of FaciliCom International (1994-1999), an international telecom carrier. He was instrumental in building the company’s service in 10 countries, across Europe and North America, as EVP of Sales, Marketing, Product and Business Development. He played a key role in the sale of FCI to World Access. Mr. Guzy has had key executive positions at several large international carriers, including Comsat International, Sprint International, and Bell Atlantic’s Information Services group. He has held program and project start-up responsibilities along with senior business development positions at all these firms. Mr. Guzy has an MBA from the Wharton School of Finance, University of Pennsylvania, and an MS in systems engineering from the Moore School of Engineering, University of Pennsylvania. He has a BS in electrical engineering from Penn State University and a certificate in theology from Georgetown University. The Board has concluded that Mr.Guzy is qualified to serve as a director of the Company because of his expertise in working with small public companies as well as with national and international business development.

Family Relationships

None

Involvement in Certain Legal Proceedings

During the last ten years, none of our directors, executive officers (including those of our subsidiaries), promoters or control persons have:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Audit Committee

We do not presently have an audit committee. Our board of directors currently acts as our audit committee.

Compensation Committee

Jeff Guzy and David Jaques serve on the compensation committee of the Board of Directors, with Mr. Guzy serving as the Chairman.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our Company, our Company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Item 11. Executive Compensation

The table below sets forth, for the last two fiscal years, the compensation earned by each person acting as our Principal Executive Officer, Principal Financial Officer and two most highly compensated executive officers whose total annual compensation exceeded $100,000 (together, the “Named Executive Officers”).

Name & Principal Position	Year	Salary ($)	Bouns ($)	Option Awards ($) (1)(2)		All Other Compensation ($)	Total ($)
Doyal Bryant CEO	2013 2012	120,673 84,038		102,978	(3)		120,673 187,016

Chris Travers CRO and President	2013 2012	107,692 84,038		102,978	(3)		107,692 187,016

Damian Rollison VP Product and Technology	2013 2012	117,938 108,692		3,385 2,513	(4) (5)		121,323 111,205

Tom Wells Director of Information Technology	2013 2012	115,532 101,961					115,532 101,961

(1) Includes all options granted by us as compensation for employment services or office. The grants to each named executive officer were determined by the compensation committee which took into consideration each officer’s contributions to Company’s performance.
(2) The fair value of the options granted is obtained by multiplying the number of options granted by their value established according to the Black - Scholes pricing model. This value is the same as the fair value established in accordance with generally accepted accounting principles. The following assumptions were used for options granted in 2012: expected volatility – 151%; risk-free rate – 0.72%; forfeiture rate – 0.00%; expected life – 2.5 years; dividend yield – 0%.

(3) Grants were made to by the Compensation committee to each of Messrs. Bryant and Travers as a bonus. pursuant to the terms of their employment agreement with the Company which provides for the grant of a bonus to each of Messrs. Bryant and Travers.
(4) The fair value of the options granted is obtained by multiplying the number of options granted by their value established according to the Black - Scholes pricing model. This value is the same as the fair value established in accordance with generally accepted accounting principles. The following assumptions were used for options granted in 2013: expected volatility – 174%; risk-free rate – 0.52%; forfeiture rate – 0.00%; expected life – 1.5 years; dividend yield – 0%.
(5) Granted as compensation to Mr. Rollison for his service to the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30,2013.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Doyal Bryant		750,000	$0.12	9/16/17	-	-	-

Chris Travers		750,000	$0.12	9/16/17	-	-	-

DIRECTOR COMPENSATION

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended September 30, 2013 in the director's capacity as director.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Doyal Bryant	-	-	-	-	-	-	-
Chris Travers	-	-	-	-	-	-	-
David Jaques	-	-		-	-	-
Jack Pilger	-	-		-	-	-

(1) Includes all options granted by us as compensation for employment services or office.

Employment Agreements

On January 1, 2013, we entered into an employment agreement with Doyal Bryant to serve as our Chief Executive Officer. This Agreement was for initial three-year term which shall automatically renew for successive one-year terms unless otherwise terminated by either party pursuant to the Agreement. Under the agreement, Mr. Bryant will receive a base annual salary of $225,000, with $25,000 increase per year.  Additionally, Mr. Bryant is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the board of directors. Mr. Bryant is also eligible for grants of awards under any plan for equity compensation that the Company may adopt.  Mr. Bryant will receive all benefits granted to the Company’s senior executive including full health, dental and disability insurance.

Unless Mr. Bryant’s employment is terminated for cause, then upon termination of Mr. Bryant’s employment prior to expiration of his employment period, Mr. Bryant shall be entitled to receive a severance amount equal to Mr. Bryant’s then current annual base salary plus his then current bonus amount for a severance period that begins on the date of termination and ends on the later of the either (i) second anniversary of such termination date, or (ii) the end of the current term of the Agreement (the “Severance Period”), together with the amount of all accrued but previously unpaid base salary through the date of such termination, any expenses incurred, any benefits then due through the Severance Period, and Mr. Bryant’s pro rata bonus as of the date of termination.  Moreover, upon termination without cause, all Company stock, stock options, stock appreciation rights, or phantom stock granted to Mr. Bryant previously shall automatically vest.

Additionally, if, during the first 12 months immediately following a Change in Control, as defined in the Agreement, should Mr. Bryant’s employment be terminated without cause, Mr. Bryant, shall be entitled to severance in an amount equal to two (2) times the sum of Mr. Bryant’s then base salary and his bonus amount.

The Agreement also contains standard confidentiality, indemnification, non-compete, and non-solicitation clauses.

On September 20, 2013, we entered into an amendment to the employment agreement (the “Amendment”) with Mr. Bryant. The Amendment provides that the Base Salary for calendar year 2013 will be $112,500 per annum which shall revert to the Base Salary provided in the Agreement with Mr. Bryant upon the occurrence of the earliest of (Trigger Event”):  (i) the Company’s month end cash balance being equal to at least $2,000,000, (ii) closing of a financing transaction with aggregate proceeds of at least $2,000,000, or (iii) a Change of Control.  In addition, the Amendment provide for the payment of a performance bonus which shall equal to 112,500 multiplied by a fraction, the numerator of which is the number of days you are employed during calendar year 2013 prior to the occurrence of any Trigger Event and the denominator of which is 365, plus $198,269.46.

On January 1, 2013, we entered into an employment agreement with Chris Travers to serve as our President and Chief Revenue Officer. This Agreement was for initial three-year term which shall automatically renew for successive one-year terms unless otherwise terminated by either party pursuant to the Agreement. Under the agreement, Mr. Travers will receive a base annual salary of $200,000, with $25,000 increase per year.  Additionally, Mr. Travers is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the board of directors. Mr. Travers is also eligible for grants of awards under any plan for equity compensation that the Company may adopt.  Mr. Travers will receive all benefits granted to the Company’s senior executive, to be determined by the Board.

Unless Mr. Travers’s employment is terminated for cause, then upon termination of Mr. Travers’s employment prior to expiration of his employment period, Mr. Travers shall be entitled to receive a severance amount equal to Mr. Travers’s then current annual base salary plus his then current bonus amount for a severance period that begins on the date of termination and ends on the later of the either (i) second anniversary of such termination date, or (ii) the end of the current term of the Agreement (the “Severance Period”), together with the amount of all accrued but previously unpaid base salary through the date of such termination, any expenses incurred, any benefits then due through the Severance Period, and Mr. Travers’s pro rata bonus as of the date of termination.  Moreover, upon termination without cause, all Company stock, stock options, stock appreciation rights, or phantom stock granted to Mr. Travers previously shall automatically vest.

Additionally, if, during the first 12 months immediately following a Change in Control, as defined in the Agreement, should Mr. Travers’s employment be terminated without cause, Mr. Travers, shall be entitled to severance in an amount equal to two (2) times the sum of Mr. Travers’s then base salary and his bonus amount.

The Agreement also contains standard confidentiality, indemnification, non-compete, and non-solicitation clauses.

On September 20, 2013, we entered into an amendment to the employment agreement (the “Amendment”) with Mr. Travers. The Amendment provides that the Base Salary for calendar year 2013 will be $100,000 per annum which shall revert to the Base Salary provided in the Agreement with Mr. Travers upon the occurrence of the earliest of (Trigger Event”):  (i) the Company’s month end cash balance being equal to at least $2,000,000, (ii) closing of a financing transaction with aggregate proceeds of at least $2,000,000, or (iii) a Change of Control.  In addition, the Amendment provide for the payment of a performance bonus which shall equal to 100,000 multiplied by a fraction, the numerator of which is the number of days you are employed during calendar year 2013 prior to the occurrence of any Trigger Event and the denominator of which is 365, plus $202,115.64.

On January 1, 2013, we entered into an employment agreement with John Patton to serve as our Senior VP Corporate Development and Operations. This Agreement was for initial three-year term which shall automatically renew for successive one-year terms unless otherwise terminated by either party pursuant to the Agreement. Under the agreement, Mr. Patton will receive a base annual salary of $200,000 per year, increasing by $10,000.  Additionally, Mr. Patton is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the board of directors. Mr. Patton is also eligible for grants of awards under any plan for equity compensation that the Company may adopt.  Mr. Patton will receive all benefits granted to the Company’s senior executive including full health, dental and disability insurance.

Unless Mr. Patton’s employment is terminated for cause, then upon termination of Mr. Patton’s employment prior to expiration of his employment period, Mr. Patton shall be entitled to receive a severance amount equal to Mr. Patton’s then current annual base salary plus his then current bonus amount for a severance period that begins on the date of termination and ends on the later of the either (i) second anniversary of such termination date, or (ii) the end of the current term of the Agreement (the “Severance Period”), together with the amount of all accrued but previously unpaid base salary through the date of such termination, any expenses incurred, any benefits then due through the Severance Period, and Mr. Patton’s pro rata bonus as of the date of termination.  Moreover, upon termination without cause, all Company stock, stock options, stock appreciation rights, or phantom stock granted to Mr. Patton previously shall automatically vest.

Additionally, if, during the first 12 months immediately following a Change in Control, as defined in the Agreement, should Mr. Patton’s employment be terminated without cause, Mr. Patton, shall be entitled to severance in an amount equal to two (2) times the sum of Mr. Patton’s then base salary and his bonus amount.

The Agreement also contains standard confidentiality, indemnification, non-compete, and non-solicitation clauses.

On September 20, 2013, we entered into an amendment to the employment agreement (the “Amendment”) with Mr. Patton. The Amendment provides that the Base Salary for calendar year 2013 will be $100,000 per annum which shall revert to the Base Salary provided in the Agreement with Mr. Patton upon the occurrence of the earliest of (Trigger Event”):  (i) the Company’s month end cash balance being equal to at least $2,000,000, (ii) closing of a financing transaction with aggregate proceeds of at least $2,000,000, or (iii) a Change of Control.  In addition, the Amendment provide for the payment of a performance bonus which shall equal to 100,000 multiplied by a fraction, the numerator of which is the number of days you are employed during calendar year 2013 prior to the occurrence of any Trigger Event and the denominator of which is 365, plus $58,076.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, par value $.01, per share, as of December 27, 2013 by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and named executive officers, and (c) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership (1)	Percent of class (2)
Officer and Directors
Doyal Bryant (3)	8,136,900	22.8%
Chris Travers (4)	7,964,000	22.3%
John Patton	1,875,000	5.2%
David Jaques (5)	215,000	*
Jeff Guzy (6)	68,000	*
All Directors and Officers as a group (4 persons)	18,258,000	46.1%
5% or greater stockholder
Radeon, LLC (7)	5,514,000	16.3%
Jack Pilger (8)	2,824,018	8.1%
Scott Nedderman	2,295,000	6.8%

* Less than 1%

(1)	The address of each person is c/o of the Company unless otherwise indicated herein.

(2)
The calculation in this column is based upon 33,916,009 shares of common stock outstanding on December 27, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 27, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)
Includes 100,000 shares held by Mr. Bryant’s spouse, Deborah Bryant. Also includes options to purchase an aggregate of 1,750,000 shares of the Company’s common stock held by Mr. Bryant and options to purchase 72,000 shares of the Company’s common stock held by Mrs. Bryant which are fully vested. Also includes 6,114,000 held by the Bryant Irrevocable Trust dated 12/18/12 of which Mrs. Bryant is the Trustee.

(4)	Includes stock held by Radeon, LLC. Includes options to purchase an aggregate of 1,750,000 shares of the Company’s common stock which are fully vested.

(5)	Includes option to purchase 140,000 shares of the Company’s common which are fully vested.

(6)	Includes options to purchase an aggregate of 68,000 shares of the Company’s common which are fully vested.

(7)	Chris Travers holds the voting and dispositive power of the shares held by Radeon, LLC.

(8)
Includes: (i) options to purchase 400,000 shares of common stock at an exercise price $0.18, (ii) options to purchase 144,000 shares of common stock at an exercise price $0.06, (iii) options to purchase 144,000 shares of common stock at an exercise price of $0.10, and (iv) options to purchase 72,000 shares of common stock at $0.10.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Except as set forth below, during the last fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our officers, directors or their family members.

SBA Loan

On January 16, 2006, our predecessor, BounceBack secured a loan from the Small Business Administration (“SBA”) in the original amount of $386,300. The loan was being offered by the SBA as relief for companies that sustained losses in 2005 as a result of Hurricane Katrina. BounceBack's office sustained significant damages since it was located in Ocean Springs, Mississippi at the time of the hurricane. The loan matures in January 2036 and bears interest at the rate of 4% per annum. Monthly principal and interest payment on the loan is $1,944. As of September 30, 2013 and September 30, 2012, the balance on the Note was $338,223 and $347,813, respectively.

The loan was secured by the personal residence of the Company’s former Chairman and Chief Executive Officer Jack Pilger. In March 2012, the SBA agreed to the release of the personal residence of Mr. Pilger in exchange for the payment of $5,000, which was paid by Mr. Pilger. Subsequently pursuant to the terms of a May 11, 2012 settlement agreement with Mr. Pilger, Mr. Pilger waived any claim that it may have against the Company for repayment of the $5,000. During the fiscal year ended September 30, 2011 we paid Mr. Pilger guaranty fees of $31,450. Pursuant to the May 11, 2012 settlement agreement, Mr. Pilger agreed to waive guaranty fees due from the Company for the period from October 9, 2011 through February 29, 2012 in the amount of $13,540.

Any future transactions with officers, directors or 5% stockholders will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors who have access to our counsel or independent legal counsel at our expense.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2012
Audit fees	$74,529	$66,536
Audit-related fees	68,688	116,724
Tax fees	14,250	19,200
All other fees	-	-
Total fees	$157,467	$202,460

Item 15.  Exhibits, Financial Statement Schedules

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of UBL Interactive, Inc. (Filed as an exhibit to the Company's Form 10 on May 14, 2013)

3.2
Certificate of Amendment of the Certificate of Incorporation of UBL Interactive, Inc. filed with the Secretary of State filed May 31, 2012. (Filed as an exhibit to the Company's Form 10 on May 14, 2013)

3.3
Certificate of Amendment of the Certificate of Incorporation of UBL Interactive, Inc. filed with the Secretary of State filed July 26, 2012. (Filed as an exhibit to the Company's Form 10 on May 14, 2013)

3.2	By-Laws of UBL Interactive, Inc. (Filed as an exhibit to the Company's Form 10 on May 14, 2013)

10.1	Employment Agreement between UBL Interactive, Inc. and Doyal Bryant effective as of January 1, 2013 (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.2	Employment Agreement between UBL Interactive, Inc. and Chris Travers effective as of January 1, 2013(Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.3	Lease Agreement between UBL Interactive, Inc. and PKY FUND II Charlotte I LLC entered into as of December 5, 2012. (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.4	Amendment to Lease Agreement entered into as of April 19, 2013. (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.5
Internet Services and Co-Location Agreement between UBL Interactive Inc. f/k/a Name Dynamics, Inc. and Charlotte Colocation Center, LLC. (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.6	Subscription Agreement between UBL Interactive Inc. f/k/a Name Dynamics, Inc. and certain investors, dated as of January 27, 2013. (Filed as an exhibit to the Company's Form 10 on July 8, 2013)

10.7	Form of Note issued pursuant to Subscription Agreement dated as of January 27, 2013. (Filed as an exhibit to the Company's Form 10 on July 8, 2013)

10.8	Form of Warrant issued pursuant to Subscription Agreement dated as of January 27, 2013. (Filed as an exhibit to the Company's Form 10 on July 8, 2013)

10.9	Amendment to Transaction Documents dated as of November 12, 2012. (Filed as an exhibit to the Company's Form 10 on July 8, 2013)

10.10	Form of Note issued pursuant to Amendment to Transaction Documents dated November 12, 2012. (Filed as an exhibit to the Company's Form 10 on July 8, 2013)

10.11	Form of warrant issued pursuant to Amendment to Transaction Documents dated November 12, 2012(Filed as an exhibit to the Company's Form 10 on July 8, 2013)

10.12	Data License Agreement (Filed as an exhibit to the Company's Form 10 on August 23, 2013)

10.13	U,S, Small Business Administration Loan Authorization Agreement dated January 16, 2006 (Filed as an exhibit to the Company's Form 10 on August 23, 2013)

10.14	Subscription Agreement between UBL Interactive Inc. and the investor signatory thereto, dated as of July 19, 2013 (Filed as an exhibit to the Company's Form 10 on August 23, 2013)

10.15	Amendment to Transaction Documents dated as of July 19, 2013(Filed as an exhibit to the Company's Form 10 on August 23, 2013)

10.16
Form of Warrant issued pursuant to Amendment to Transaction Documents dated as of July 19, 2013 and Subscription Agreement dated as of July 19, 2013 (Filed as an exhibit to the Company's Form 10 on August 23, 2013)

10.17
Form of Note issued pursuant to Amendment to Transaction Documents dated as of July 19, 2013 and Subscription Agreement dated as of July 19, 2013 (Filed as an exhibit to the Company's Form 10 on August 23, 2013)

10.18
Data Contribution and Service Agreement dated as of August 11, 2018, as subsequently amended (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.19	First Amendment to Employment Agreement between the Company and Doyal Bryant dated as of September 20, 2013. (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.20	First Amendment to Employment Agreement between the Company and Chris Travers dated as of September 20, 2013. (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.21*	Employment Agreement between UBL Interactive, Inc. and John Patton effective as of January 1, 2013.

10.22*	First Amendment to Employment Agreement between the Company and John Patton dated as of September 20, 2013.

21	List of Subsidiaries

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extention Schema
101.CAL	XBRL Taxonomy Extention Calculation Linkbase
101.DEF	XBRL Taxonomy Extention Definition Linkbase
101.LAB	XBRL Taxonomy Extention Label Linkbase
101.PRE	XBRL Taxonomy Extention Presentation Linkbase

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBL Interactive, Inc.

December 30, 2013	By:	/s/ Doyal Bryant
Doyal Bryant
Chief Executive Officer and Chairman
Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Doyal Bryant	December 30, 2013
Doyal Bryant
Chief Executive Officer, Chairman & Director (Principal Executive Officer and Principal Accounting and Financial Officer)

/s/ Chris Travers	December 30, 2013
Chris Travers
President and Chief Revenue Officer

/s/ David Jaques	December 30, 2013
David Jaques
Director

/s/ Jeff Guzy	December 30, 2013
Jeff Guzy
Director