Form 10-Q
period 2013-12-31
UBL Interactive,Inc.
filed 2014-02-14
CIK 1576778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2013
☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to _____________

Commission file number:  333-147193

UBL Interactive, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	27-1077850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Carmel Road, Suite 202 Charlotte, NC	28226
(Address of principal executive offices)	(Zip Code)

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

As of February 13, 2013, there were 34,086,633 shares of $0.01 par value common stock issued and outstanding.

FORM 10-Q
UBL Interactive, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
UBL Interactive, Inc.

December 31, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at December 31, 2013 (Unaudited) and September 30, 2013	F-2

Consolidated Statements of Operations for the Three Months Ended December 31, 2013 and 2012 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Deficit for the fiscal year ended September 30, 2013 and for the interim period ended December 31, 2013 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2013 and 2012 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

UBL Interactive, Inc.
Consolidated Balance Sheets

	December 31, 2013	September 30, 2013
	(Unaudited)
Assets

Current Assets
Cash	$89,051	$125,517
Accounts receivable, net of allowance for doubtful accounts of $61,072 and $27,000, respectively	1,162,194	314,999
Prepaid expenses and other current assets	12,013	19,336
Deferred costs	640,153	299,685
Total Current Assets	1,903,411	759,537

Property and Equipment, net	25,923	29,659

Other Assets
Intangible assets, net	131,125	143,890
Security deposits	12,468	12,468
Debt issue costs, net	9,365	6,383

Total Other Assets	152,958	162,741

Total Assets	$2,082,292	$951,937

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$1,972,465	$1,545,409
Accounts payable - related party	11,058	11,574
Deferred revenue	1,961,948	1,249,224
Current maturities of convertible notes payable, net of discount	25,000	25,000
Current maturities of capital lease liability	1,612	2,535
Current maturities of notes payable	10,081	9,981

Total Current Liabilities	3,982,164	2,843,723

Long-Term Liabilities:
Notes payable, net of current maturities	325,600	328,242
Convertible notes payable, net of current maturities and discount	583,659	497,980
Derivative liabilities	2,289,156	1,385,973
Other liabilities	48,654	50,013

Total Long-Term Liabilities	3,247,069	2,262,208

Total Liabilities	7,229,233	5,105,931

Stockholders' Deficit
Preferred stock, par value $0.01: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $0.01: 50,000,000 shares authorized;
33,921,217 and 33,900,385 shares issued and outstanding, respectively	339,212	339,004
Additional paid in capital	2,068,750	1,520,375
Accumulated deficit	(7,554,903)	(6,013,373)

Total Stockholders' Deficit	(5,146,941)	(4,153,994)

Total Liabilities and Stockholders' Deficit	$2,082,292	$951,937

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statements of Operations

	For the Three Months Ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

Revenues	$820,225	$830,678

Cost of revenues	243,675	358,147

Gross margin	576,550	472,531

Operating expenses
Compensation	1,024,364	401,496
Consulting fees	21,964	13,046
Professional fees	74,039	55,203
Research and development	100,724	28,372
Selling, general and administrative	170,832	166,686
Total operating expenses	1,391,923	664,803

Loss from operations	(815,373)	(192,272)

Other income (expense)
Interest income	-	296
Interest expense	(101,563)	(60,210)
Change in fair value of derivative liabilities	(233,983)	(59,436)
Derivative expense	(389,200)	(181,426)
Loss on extinguishment of debt	-	(151,610)
Loss on settlement of liabilities	(1,458)	-
Other income (expense)	47	(116)

Other income (expense), net	(726,157)	(452,502)

Loss before income tax provision	(1,541,530)	(644,774)

Income tax provision	-	-

Net loss	$(1,541,530)	$(644,774)

Net loss per common share - basic and diluted	$(0.05)	$(0.02)

Weighted average common shares outstanding
- Basic and diluted	33,912,952	33,564,969

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statement of Stockholders' Deficit
For the Fiscal Year Ended Sepember 30, 2013 and for the Interim Period Ended December 31, 2013
(Unaudited)

	Common stock, par value $0.01
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, October 01, 2012	33,564,969	335,650	1,443,748	(4,052,534)	(2,273,136)

Common stock issued to settle liabilities	200,000	2,000	36,000		38,000

Common stock issued to purchase intangible assets	135,416	1,354	24,375		25,729

Stock options issued for services			16,252		16,252

Net loss				(1,960,839)	(1,960,839)

Balance, September 30, 2013	33,900,385	339,004	1,520,375	(6,013,373)	(4,153,994)

Common stock issued to settle liabilities	20,832	208	5,208		5,416

Stock options issued for services			543,167		543,167

Net loss				(1,541,530)	(1,541,530)

Balance, December 31, 2013	33,921,217	$339,212	$2,068,750	$(7,554,903)	$(5,146,941)

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statements of Cash Flows
	For the Three Months Ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(1,541,530)	$(644,774)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	16,501	14,017
Stock based compensation	543,167	5,927
Amortization of debt discount	85,679	51,383
Amortization of debt issuance costs	2,018	491
Change in fair value of derivative liabilities	233,983	59,436
Derivative expense	389,200	181,426
Loss on extinguishment of debt	-	151,610
Loss on settlement of liabilities	1,458	-
Changes in operating assets and liabilities:
Accounts receivable	(847,195)	(35,167)
Prepaid expenses and other current assets	7,323	(8,418)
Deferred costs	(340,468)	(52,012)
Security deposits	-	(12,468)
Accounts payable and accrued liabilities	431,014	108,796
Accounts payable - related party	(516)	(577)
Deferred revenue	712,724	205,828
Other liabilities	(1,359)	-
Net Cash Provided by (Used in) Operating Activities	(308,001)	25,498

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(8,768)
Net Cash Used in Investing Activities	-	(8,768)

Cash Flows From Financing Activities:
Repayment of capital lease	(923)	(807)
Repayment of notes	(2,542)	(5,223)
Debt issuance costs	(5,000)	(5,000)
Proceeds from convertible notes	280,000	205,000
Net Cash Provided by Financing Activities	271,535	193,970

Net change in cash	(36,466)	210,700

Cash at beginning of period	125,517	126,765

Cash at end of period	$89,051	$337,465

Supplemental disclosures of cash flow information:
Interest paid	$3,366	$3,712
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$280,000	$205,000
Furniture and fixtures	$-	$5,288

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
December 31, 2013 and 2012
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

Basis of Presentation- Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2013 and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the SEC on December 30, 2013.

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

(ii)
Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)
Sales returns and allowances: Management’s estimate of sales returns and allowances is based on an analysis of historical returns and allowance activity to establish a baseline reserve level. The Company then evaluates whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level.

(iv)
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

(v)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(vi)
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

The consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of December 31, 2013 and September 30, 2013 and for the interim period ended December 31, 2013 and 2012.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and other current assets, deferred costs, accounts payable and accrued liabilities, and deferred revenues, approximate their fair values because of the short maturity of these instruments.

The Company’s capital lease liability, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and September 30, 2013.

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

Accounts Receivable and Allowances

The Company maintains an allowance for losses it may incur as a result of its customers’ inability to make required payments. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

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

If the financial condition of one or more of its customers unexpectedly deteriorates, resulting in their inability to make payments, or if the Company otherwise underestimates the losses it incurs as a result of its customers’ inability to pay, the Company could be required to increase its allowance for doubtful accounts which could materially adversely affect its operating results.

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2013 or September 30, 2013.

The Company’s sales to certain customers consist of gross product sales reduced by expected future sales returns and allowances. To estimate sales returns and allowances, the Company analyzes historical returns and allowance activity to establish a baseline reserve level. The Company then evaluates whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level. Because the reserve for sales returns and allowances is based on judgments and estimates of the management of the Company, its reserves may not be adequate to cover actual sales returns and other allowances. If the Company’s reserves are not adequate, its net sales and accounts receivable could be materially adversely affected.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Appropriate allowances for returns and discounts are recorded concurrent with revenue recognition.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the reporting period ended December 31, 2013	For the reporting period ended December 31, 2012

Convertible Note Shares

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company issued three (3) convertible notes payable in the face amount of $25,0000 each, or $75,000 in aggregate, with interest at 10% per annum due October 1, 2011, June 1, 2012 and June 1, 2012, respectively, convertible at the lesser of (i) an amount equal to ninety percent (90%) of the then offering price of subsequent financings, or (ii) $0.15 per share. The due date of the remaining note was subsequently extended threefold to December 31, 2014.	166,667	166,667

On January 31, 2012, the Company issued two (2) convertible notes in the face amount of $130,000 each, or $260,000 in aggregate with interest at 5% per annum originally due one (1) year from the date of issuance, convertible at $0.10 per share. The due date of the notes was subsequently extended twice to January 31, 2015.	2,600,000	2,600,000

On November 19, 2012, the Company issued two (2) convertible notes in the face amount of $102,500 each, or $205,000 in aggregate, with interest at 5% per annum, convertible at $0.10 per share. The due date of the notes was subsequently extended to January 31, 2015.	2,050,000	2,050,000

On July 19, 2013, the Company issued three (3) convertible notes in the aggregate amount of $250,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share.	2,500,000	-

On October 18, 2013, the Company issued three (3) convertible notes in the aggregate amount of $280,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share.	2,800,000	-

Warrant Shares

Common stock warrants, with exercise price ranging from $0.15 to $0.75 per share.	3,567,500	1,417,500

Option Shares

Stock options, with exercise prices ranging from $0.06 to $0.30 per share.	8,200,333	5,032,250

Total potentially outstanding dilutive common shares	21,884,500	11,266,417

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2013 and a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2013	September 30, 2013

Computers and software	5	$46,853	$46,853

Equipment under capital lease	5	6,962	6,962

Furniture and equipment	7	17,414	17,414

Leasehold improvements	*	7,425	7,425

		78,654	78,654

Less accumulated depreciation and amortization		(52,731)	(48,995)

		$25,923	$29,659

* To be amortized over the term of the lease or its estimated useful life, whichever is shorter.

(i)	Impairment

Management regularly reviews property and equipment for possible impairment. This review occurs annually (September 1 for us), or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

(ii)	Depreciation and Amortization Expense

Depreciation and amortization expense was $3,736 and $4,852 for the three months ended December 31, 2013 and 2012, respectively.

Note 5 – Intangible Assets

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

•	Seller will receive 50% of the net revenues of contract renewals of its existing customers for 12 months; and
•	Seller will retain existing contact revenue from sales that were executed prior to the Agreement

The total price paid for the assets in the acquisition was $160,683.

The following sets forth the components of the purchase price:

Purchase Price:
Cash	$65,000
250,000 shares of common stock, ($0.19/share), based upon the fair value of the shares issued	47,500
Estimated payout on contract renewals	48,183
Total purchase price	$160,683

The Company has tentatively allocated $160,683 of the purchase price to intangible assets.

The purchase price allocation will be adjusted if necessary upon the company receiving a valuation report from an independent appraisal company.

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer list	3 years
Non-compete	3 years

The following table summarizes changes in intangible assets as of December 31, 2013:

	Estimated Life	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Customer list	3 years	$84,000	$(16,222)	$-	$67,778
Non-compete	3 years	69,183	(13,336)	-	55,847
Domain name	Indefinite	7,500	-	-	7,500
		$160,683	$(29,558)	$-	$131,125

(i)	Impairment

Intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually (September 1 for us), or when events indicate that an impairment exists. Management regularly reviews definite-lived intangible assets, for possible impairment. This review occurs annually (September 1 for us), or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

(ii)	Amortization Expense

Amortization expense amounted to $12,765 and $0 for the three months ended December 31, 2013 and 2012, respectively.

Amortization expense for the next five years is as follows:

Fiscal Year ending September 30:

2014 (remainder of year)	$38,296

2015	51,061

2016	34,268

$123,625

Note 6 – Notes Payable

SBA Loan - Default and Contingent Liability

Prior to September 2010, the Company executed a note for $386,300 with the United States Small Business Administration ("SBA") with the following terms and conditions:

•	Maturing in January 2036;
•	Interest at 4% per annum;
•	Monthly principal and interest payment of $1,944

Default and Potential Violation

At December 31, 2013 and September 30, 2013, the Company was in violation of certain covenants contained in this note.  The circumstances that potentially led to these violations have not been cured.  The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its obligation.

Debt under these obligations is as follows:

	December 31, 2013	September 30, 2013

Notes payable	$335,681	$338,223

Less: Current maturities	(10,081)	(9,981)

Notes payable, net of Current maturities	$325,600	$328,242

Future minimum debt repayments under SBA loan at December 31, 2013 are as follows:

Fiscal Year ending September 30:

2014 (remainder of year)	$7,523

2015	10,387

2016	10,811

2017	11,251

2018	11,709

2019 and thereafter	284,000

$335,681

Note 7 – Convertible Notes Payable

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

On March 1, 2013, the remaining note holder, having a note in the principal amount of $25,000, signed a note amendment extending the maturity date of the note. The maturity of the note was extended to December 31, 2013 or the closing of an equity investment where the Company receives net proceeds of more than $500,000, whichever is earlier. (See Note 12 for subsequent amendment)

Derivative Warrants

Each of the three (3) note holders received a warrant to purchase shares of the Company's common stock equal to 30% of the principal amount of their note (e.g., a warrant to purchase 7,500 shares for each $25,000 invested).  These warrants are exercisable at $0.75 per share expiring three (3) years from the date of issuance, i.e. October 1, 2014, June 1, 2015 and June 1, 2015, respectively.

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

Debt Offering (B)

On January 31, 2012, the Company sold two (2) $130,000 notes or $260,000 in aggregate of secured, subordinated convertible notes (the "Notes") with the following terms and conditions:

•	Maturing on January 31, 2015 as amended (see below),
•	Interest rate at 5% per annum, with interest payable semi-annually,
•	Default interest rate is 10% per annum,
•	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
•	Three (3) year warrants to purchase 780,000 shares of common stock, with an exercise price of $0.15 per share; and
•	Secured by all assets of the Company.

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

Derivative Warrants

Each of the two (2) note holders received warrants to purchase 390,000 shares of the Company's common stock.  These warrants are exercisable at $0.15 per share.  The warrants expire three (3) years from the date of issuance.

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

Debt Offering (C)

On November 19, 2012, the Company sold two (2) $102,500 notes or $205,000 in aggregate of secured, subordinated convertible notes (the "Notes") with the following terms and conditions:

•	Maturing on January 31, 2015 as amended (see below),
•	Interest rate at 5% per annum, with interest payable semi-annually,
•	Default interest rate is 10% per annum,
•	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
•	Three (3) year warrants to purchase 615,000 shares of common stock, with an exercise price of $0.15 per share; and
•	Secured by all assets of the Company.

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

Derivative Warrants

Each of the two (2) note holders received warrants to purchase 307,500 shares of the Company's common stock.  These warrants are exercisable at $0.15 per share.  The warrants expire three years from the date of issuance.

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

Debt Offering (D)

On July 19, 2013, the Company sold $250,000 in aggregate of secured, subordinated convertible notes (the "Notes") to three (3) note holders with the following terms and conditions:

•	Maturing on January 31, 2015,
•	Interest rate at 5% per annum, with interest payable semi-annually,
•	Default interest rate is 10% per annum,
•	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
•	Three (3) year warrants to purchase 750,000 shares of common stock, with an exercise price of $0.15 per share; and
•	Secured by all assets of the Company.

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

Derivative Warrants

Two (2) note holders received warrants to purchase 300,000 shares of the Company's common stock and one (1) note holder received warrants to purchase 150,000 shares of the Company's common stock.  These warrants are exercisable at $0.15 per share.  The warrants expire three years from the date of issuance.

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

Debt Offering (E)

On October 18, 2013, the Company sold $280,000 in aggregate of secured, subordinated convertible notes (the "Notes") to three (3) note holders with the following terms and conditions:

•	Maturing on January 31, 2015,
•	Interest rate at 5% per annum, with interest payable semi-annually,
•	Default interest rate is 10% per annum,
•	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
•	Three (3) year warrants to purchase 1,400,000 shares of common stock, with an exercise price of $0.15 per share; and
•	Secured by all assets of the Company.

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

Derivative Warrants

One (1) note holder received warrants to purchase 650,000 shares of the Company's common stock, one (1) note holder received warrants to purchase 500,000 shares of the Company's common stock, ,and one (1) note holder received warrants to purchase 250,000 shares of the Company's common stock.  These warrants are exercisable at $0.15 per share.  The warrants expire three years from the date of issuance.

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

Convertible notes payable consisted of the following:

	December 31, 2013	September 30, 2013

Convertible notes payable	$1,020,000	$740,000
Discount on convertible notes	(411,341)	(217,020)
Convertible notes payable, net	608,659	522,980

Less current maturities	(25,000)	(25,000)

Convertible notes payable, net of current maturities	$583,659	$497,980

Debt Discount

The debt discounts recorded in 2013 pertain to the derivative liability classification of the embedded conversion option and warrants.

The following is a summary of the Company’s debt discount:

	December 31, 2013	September 30, 2013

Debt discount	$898,322	$765,000
Amortization of debt discount	(486,981)	(401,302)
Unamortized debt discount removed due to loss on debt extinguishment	-	(146,678)
Debt discount - net	$411,341	$217,020

Note 8 – Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued in 2013 and 2012.

As a result of the application of ASC No. 815, the fair values of the Company’s derivative liabilities are summarized as follows:

Derivative liability – September 30, 2012	$293,884
Fair value at the commitment date	946,676
Fair value of derivative liability associated with the extinguishment of the current note	(837,150)
Fair value of derivative liability under terms of newly issued modified note	1,182,217
Fair value mark to market adjustment	(199,654)
Derivative liability – September 30, 2013	1,385,973
Fair value at the commitment date	669,200
Fair value mark to market adjustment	233,983
Derivative liability – December 31, 2013	$2,289,156

The Company recorded debt discount to the extent of the gross proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the gross proceeds. The Company recorded a derivative expense of $389,200 and $181,426 for the three months ended December 31, 2013 and 2012, respectively.  No additional debt discount was recognized in connection with the extinguishments.

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and December 31, 2013:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	162%-171%	125%-186%
Expected term:	1.09 years – 3.00 years	1 month – 2.80 years
Risk free interest rate	0.12% - 0.62%	0.10% - 0.78%

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and September 30, 2013:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	174%-243%	150%-233%
Expected term:	10 months – 3.00 years	3 months – 2.80 years
Risk free interest rate	0.11% - 0.59%	0.02% - 0.63%

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Balance – September 30, 2012	802,500	$0.17
Granted	1,365,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2013	2,167,500	$0.16
Granted	1,400,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	3,567,500	$0.15
Exercisable – December 31, 2013	3,567,500	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15-0.75	3,567,500	2.20 years	$0.15	3,567,500	$0.15

Note 9 – Stockholders’ Deficit

Common Stock

The issuance of common stock during the three months ended December 31, 2013 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued to
Settle liabilities	20,832	$4,062	$0.18 – 0.22
Total	20,832	$4,062	$0.18 - 0.22

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

The issuance of common stock during the fiscal year ended September 30, 2013 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued to settle liabilities	200,000	$38,000	$0.19
Stock issued in purchase of intangible assets	135,416	25,729	0.20
Total	335,416	$63,729	$0.19 - 0.20

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

Under the 2010 Plan, as amended on October 22, 2013, approximately 1.9 million shares were available for future option grants at December 31, 2013.

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

During the three months ended December 31, 2013, the Company's board of directors authorized the grant of 3,817,000 stock options, having a total fair value of approximately $610,879, with a vesting period ranging from immediate to 2.55 years.  These options expire on November 14, 2016.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance – September 30, 2012	5,202,000	$0.11	3.73	$336,200
Granted	275,000	0.10	2.52	$27,500
Exercised	-	-
Cancelled/Modified	(366,000)	0.10
Balance – September 30, 2013 – outstanding	5,111,000	0.11	2.90	$478,160
Balance – September 30, 2013 – exercisable	4,878,708	$0.11	2.91	$454,931

Outstanding options held by related parties – September 30, 2013	1,994,000
Exercisable options held by related parties – September 30, 2013	1,994,000
Balance – September 30, 2013	5,111,000	$0.11	2.90	$336,200
Granted	3,817,000	0.11	2.87	$409,880
Exercised	-	-
Cancelled/Modified	(80,000)	0.10
Balance – December 31, 2013 – outstanding	8,848,000	0.11	2.77	$980,660
Balance – December 31, 2013 – exercisable	8,200,333	$0.11	2.77	$909,660

Outstanding options held by related parties – December 31, 2013	1,974,000
Exercisable options held by related parties – December 31, 2013	1,974,000

On the dates of grant during the three months ended December 31, 2013, the Company valued stock option issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.10-$0.30
Expected dividends	0%
Expected volatility	171%
Risk fee interest rate	0.56%
Expected life of stock options	1.5 years – 2.8 years
Expected forfeitures	0%

On the dates of grant during the fiscal year ended September 30, 2013, the Company valued stock option issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.10
Expected dividends	0%
Expected volatility	132%-174%
Risk fee interest rate	0.27% -0.52%
Expected life of stock options	1.0 years – 1.5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock options issued to related parties for services during the three months ended December 31, 2013:

	Options	Value

Issued to board members	40,000	$6,388
Total	40,000	$6,388

On the dates of grant during the three months ended December 31, 2013, the Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.10
Expected dividends	0%
Expected volatility	171%
Risk fee interest rate	0.56%
Expected life of stock options	1.5 years
Expected forfeitures	0%

The Company did not issue stock options to any related parties during the year ended September 30, 2013.

The following is a summary of the Company’s non-vested stock options at December 31, 2013 and September 30, 2013:

		Weighted Average
	Unvested	Grant
	Stock Options	Date Fair Value

Non-vested – September 30, 2012	182,644	0.10
Granted	275,000	0.10
Vested/Exercised	(184,000)	0.10
Forfeited/Cancelled	(41,352)	0.09
Non-vested – September 30, 2013	232,292	0.10
Granted	3,817,000	0.11
Vested/Exercised	(3,401,625)	0.11
Forfeited/Cancelled	-	-
Non-vested – December 31, 2013	647,667	$0.12

Weighted average remaining period for vesting	2.75 years

Note 10 – Commitments and Contingencies

Consulting Agreement

On December 31, 2011, the Company entered into a one (1) year consulting agreement (“Consulting Agreement”) with the following terms and conditions:

•	Compensation – 3,610,475 shares of common stock, (representing 12% of then issued and outstanding shares at the time of issuance), the shares are valued at their respective grant dates
•	70% of shares to be issued immediately; and
•	30% of shares to be issued upon Company’s common stock approval on the OTC bulletin board

During the fiscal year ended September 30, 2012, 2,527,332 shares of common stock were issued relating to this agreement.  These shares were valued at $0.20 per share the quoted closing trading price, or approximately $500,000.

The 1,083,143 unissued shares of common stock will be issued when the Company gets approval to be listed on the OTC bulletin board even though the Consulting Agreement expired on December 31, 2012.

Services Agreement

Our Data Contribution and Service Agreement with InfoUSA, Inc., as amended, effective November 12, 2012, requires an annual minimum fee of $300,000. Any shortfall in the annual minimum fee is required to be paid in a lump sum within 30 days of the end of the contract period. InfoUSA provides data distribution services to us, For the contract period from August 21, 2012 through August 20, 2013, we met the annual minimum fee based upon the purchases we made through our normal operations and anticipate that based on our current operations to date, we will meet the annual minimum fee for the contract period from August 21, 2013 through August 20, 2014. If our operations were to decrease below current levels, we may not meet the annual minimum fee and may be forced to use cash on hand or seek to raise funds through the sale of our securities to meet the required payment. There can be no assurance such funding will be available on terms acceptable to us, or at all.

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

On April 10, 2013, the lease was amended to extend the term for an additional 12 months. Accordingly the lease will expire on July 31, 2017.

Future minimum lease payments under this non-cancelable operating are approximately as follows:

Fiscal Year Ending September 30
2014 (remainder of year)	$100,000
2015	135,000
2016	139,000
2017	119,000
Total	$493,000

Rent expense totaled $31,094 and $17,021 for the three months ended December 31, 2013 and 2012, respectively.

In December 2012 the Company entered into an operating lease for its corporate apartment under a month-to-month agreement starting in January 2013. The Company will pay monthly rental payments of $1,200. Rent expense totaled $3,600 and $0 for the three months ended December 31, 2013 and 2012, respectively.

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

Interest paid during the three months ended December 31, 2013 and 2012 was $75 and $191, respectively.

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

•	Waived loan guaranty fees due from the Company to the former Chairman for the period from October 9, 2011 through February 29, 2012 of $13,540.

Note 11 – Concentrations

The Company has the following concentrations:

(A)	Accounts Receivable

Customer		December 31, 2013	September 30, 2013
C	***	72%	45%

(B)	Sales

Customer		December 31, 2013	December 31, 2012
A		0%	18%
B		0%	13%
C	***	63%	2%

(C)	Accounts Payable

Vendor	December 31, 2013	September 30, 2013
A	26%	29%
B	4%	14%

(D)	Purchases

Vendor	December 31, 2013	December 31, 2012
A	34%	44%
B	3%	30%
C	16%	0%
D	12%	0%
E	13%	0%

*** The loss of this customer and/or if the financial condition of this customer unexpectedly deteriorates, resulting in their inability to make payments could materially adversely affect our financial position, operating results and cash flows.

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Debt Offerings

On January 23, 2014, the Company sold a note in the amount of $50,000 to one (1) note holder with the following terms and conditions:

•	Maturing on February 28, 2014,
•	Interest rate at 12% per annum, with interest payable at maturity,
•	Penalty - upon default the Company shall issue the holder 200,000 shares of common stock of the Company.

Debt Amendment

On February 10, 2014, the remaining note holder in Debt Offering (A) (See Note 7 ), having a note in the principal amount of $25,000, signed a note amendment extending the maturity date of the note. The maturity of the note was extended to December 31, 2014 or the closing of an equity investment where the Company receives net proceeds of more than $500,000, whichever is earlier.

Stock-Based Compensation

On January 16, 2014 the Company issued 150,000 stock options to a consultant with an exercise price of $0.10 per share expiring three (3) years from the date of grant.

Stock Issuances

On January 23, 2014, 150,000 stock options were exercised at $0.10 per share, resulting in the issuance of 150,000 shares of common stock.

During January and February 2014 the Company issued 10,416 shares of its common stock for the settlement of accounts payable.

During February 2014 the Company issued 5,000 shares of its common stock for the settlement of employee liabilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us.. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

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

Results of Operations for the three months ended December 31, 2013 and 2012

The following table sets forth the summary income statement for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31, 2013	December 31, 2012

Revenues	$820,225	$830,678
Gross Margin	$576,650	$472,531
Operating Expenses	$(1,391,923)	$(664,803)
Other Income (Expense), net	$(726,157)	$(452,502)
Net Loss	$(1,541,530)	$(644,774)

Revenues: Revenue decreased by approximately 1% to $820,225 during the three months ended December 31, 2013, from $830,678 during the corresponding three months ended December 31, 2012. For the period ending December 31, 2013, the company sold a total of 33,124 units, compared to 57,376 total units in the comparable period ending December 31, 2012.   The decline in total units sold is due solely to the reduction in the number of Reputation Management Services units, of which 1,975 units were sold in the period ending December 31, 2013, compared to 27,003 units for the period ending December 31 2012.  In the current period, the company effectively wound down its relationship with a reseller whose main purchases with the company consisted of Reputation Management services.  The company sold 31,149 Business Listing Services in the current period ending December 31, 2013 compared to 30,587 in the period ending December 31, 2012 and the ARPU in the current period was $25.79 compared to $22.40 for the period ending December 31, 2012, a 15% increase in ARPU.  The increased ARPU is mainly attributable to our customers purchasing a larger percentage of higher priced products,including our Premium Services.

Approximately 97% of the Company’s sales were made through its network of resellers and channel partners compared to 94% for the prior period. The Company had 3,296 resellers and channel partners at the current period end compared to 2,676 at the period ending December 31, 2012 period, an increase of 620.

Gross Margin: The gross profit margin was 70% for the three months ended December 31, 2013 as compared to 57% for the three months ended December 31, 2012. The increase in the gross profit margin is primarily attributable to a change in the company’s product mix.  Reputation Management Services had represented 18% of the revenue or $145,000 in the period ending December 31, 2012 and carried a 15% margin.  In the current period ending December 31, 2013, the Company’s Business listing Services revenue represented 98% of all revenue, with a margin of approximately 70% in that product line.  Additionally, the increased ARPU in Business Listing Services contributed to the increased gross profit margin.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services.

Operating expenses increased by 109% during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. The overall $727,120 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•
An increase of payroll and related expenses of $102,000 was primarily due to an increase in full and part time staff which accounted for $85,000 of the increase, increased executive compensation which accounted for $6,000 of the increase and other expenses including the cost of employee benefits, which accounted for roughly $11,000 of such increase.

•	A decrease in advertising and marketing expenses of $12,000 was due to the elimination of a third party media service and decreased expenditures for attendance at industry conferences.
•
An increase of research and development expenses of $72,000. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred.

•
An increase in stock based compensation expense of $537,000. The increase was primarily due to stock awards issued during the current period to existing and new employees and to consultants and board members during the current period.

•	An increase in rent expense of $18,000 due to the Company entering into new lease agreements for its office facility and corporate apartment.
•	An increase in legal and professional fees of $11,000. In the current period the Company incurred higher audit and accounting fees slightly offset by a decrease in legal and consulting fees.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net increased by $273,655 to $(726,157) for the three months ended December 31, 2013 as compared to other income (expenses) - net of $(452,502) during the three months ended December 31, 2012. For the three months ended December 31, 2013 other income (expenses) consisted of $(101,563) in interest expense, a loss on change in fair value of derivative liabilities of $(233,983), derivative expense of $(389,200), a loss on settlement of liabilities of $(1,458), and miscellaneous income of $47. For the three months ended December 31, 2012 other income (expenses) consisted of $296 in interest income, $(60,210) in interest expense, a loss on change in fair value of derivative liabilities of $(59,436), derivative expense of (181,426), a loss on extinguishment of debt of $(151,610) and miscellaneous expense of $(116).

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2013 compared to September 30, 2013:

	Period ended
	December 31, 2013	September 30, 2013	Increase/(Decrease)
Current Assets	$1,903,411	$759,537	$1,143,874
Current Liabilities	$3,982,164	$2,843,723	$1,138,441
Working Capital Deficit	$(2,078,753)	$(2,084,186)	$(5,433)

As of December 31, 2013, we had a working capital deficit of $2,078,753 as compared to a working capital deficit of $2,084,186 as of September 30, 2013, a decrease of $5,433. Our working capital deficit is primarily attributable to our historic negative cash flow from operations resulting in our growing accounts payable and accrued liabilities.

Our principal source of liquidity is our cash. As of February 11, 2014 we had $316,000 in cash. We believe our existing available cash will enable the Company to meet the working capital requirements for at least the next three months. We estimate that we will require approximately $1,200,000 over the next 12 months in order to sustain our operations and implement our business strategy. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products and development of new products.

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

Our Data Contribution and Service Agreement with InfoUSA, Inc., as amended, effective November 12, 2012, requires an annual minimum fee of $300,000. Any shortfall in the annual minimum fee is required to be paid in a lump sum within 30 days of the end of the contract period. InfoUSA provides data distribution services to us, For the contract period from August 21, 2012 through August 20, 2013, we met the annual minimum fee based upon the purchases we made through our normal operations and anticipate that based on our current operations to date, we will meet the annual minimum fee for the contract period from August 21, 2013 through August 20, 2014. If our operations were to decrease below current levels, we may not meet the annual minimum fee and may be forced to use cash on hand or seek to raise funds through the sale of our securities to meet the required payment.  There can be no assurance such funding will be available on terms acceptable to us, or at all.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $1,541,530 and $308,001, respectively, for the three months ended December 31, 2013.

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

SBA Loan - Default and Contingent Liability

On January 16, 2006, the Company secured a loan for $386,300 from the United States Small Business Administration ("SBA"). The loan matures in January 2036 and bears interest at the rate of 4% per annum. Monthly principal and interest payment on the loan is $1,944. As of December 31, 2013 and September 30, 2013, the balance on the Note was $335,681 and $338,223, respectively.

At December 31, 2013, the Company was in violation of the covenant not to consummate a merger with any other company without the written consent of the SBA upon consummation of a merger transaction pursuant to that certain Agreement and Plan of Merger on January 18, 2010 with Bounceback Technologies.Com without prior written consent of the SBA. The circumstances that led to these violations have not been cured. The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its obligations under the loan.

Summary Cash flows for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31, 2013	December 31, 2012
Net cash provided by (used in) operating activities	$(308,001)	$25,498
Net cash provided by (used in) investing activities	$-	$(8,768)
Net cash provided by (used in) financing activities	$271,535	$193,970

Cash Provided by (Used in) Operating Activities

Our largest source of cash provided by operating cash flows is the business listing and reputation management services revenues generated by resellers and through our retail e-commerce web site. Our resellers account for roughly 97% of all sales.

Our primary uses of cash from operating activities include payments to our business listings and reputation management service providers. Such providers charge the company primarily on per item pricing arrangements. In addition, primary uses of cash from operating activities include compensation and related costs, legal and professional fees and other general corporate expenditures.

Cash provided by (used in) operating activities consist of net income (loss) adjusted for certain non-cash items, including stock-based compensation expense, depreciation, amortization, loss on disposition of fixed assets, changes in fair value of derivative liabilities, derivative expense, loss on extinguishment of debt, loss on settlement of liabilities, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the three months ended December 31, 2012 to the three months ended December 31, 2013 primarily attributed to an increase in depreciation and amortization expense on property and equipment due to increased capital expenditures, an increase in amortization of debt discount due to the issuance of additional convertible promissory notes partially offset by fully amortized discounts of notes, an increase in gain on change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants, an increase in stock-based compensation expense as a result of numerous equity awards issued during the three months ended December 31, 2013 and an increase in derivative expense due to the fair value of conversion option and warrants on dates of issuance of convertible debt securities and warrants. In addition, the net decrease in cash from changes in working capital activities from the three months ended December 31, 2012 to the three months ended December 31, 2013 primarily consisted of an increase in accounts receivable primarily due to increased sales and slower customer collections, an increase in account payables and accrued expenses primarily due to an increase in payroll and payroll related expenses, legal and professional fees, consulting fees incurred and accrued and outside service providers relating to cost of sales, an increase in deferred costs due to higher costs incurred by outside service providers, and an increase in deferred revenue due to an increase in sales and overall revenues being amortized.

Days Sales Outstanding

Days sales outstanding during the three months ending December 31, 2013 was 80 as compared to 61 for the three months ending December 31, 2012. Customers are paying their bills at a slower pace in the current period then in the prior comparable period which had a negative impact on the Company’s cash flow.

Cash Provided by (Used in) Investing Activities

Cash provided by or used in investing activities primarily consist of acquisitions of businesses and intangible assets, and purchases of property and equipment.

Cash used in investing activities decreased from the three months ended December 31, 2012 to the three months ended December 31, 2013, primarily attributed to a decrease in capital expenditures related to our office furniture and equipment.

In order to continue to expand its product offering and to scale its business, the company expects to make investments in software development both externally sourced and internally developed, and the hardware and applications to support such software. We expect to make significant investments in our systems, data centers, corporate facilities, and information technology infrastructure in 2014 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

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

Cash provided by financing activities increased from the three months ended December 31, 2012 to the three months ended December 31, 2013, primarily driven by an increase in the issuance of convertible promissory notes.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Appropriate allowances for returns and discounts are recorded concurrent with revenue recognition.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock in Exchange for Intellectual Property

From December 1, 2013 through February 13, 2014, the Company issued one individual an aggregate of 15,624 shares of common stock as partial settlement of a liability related to the purchase of certain intellectual property.

The issuance of the shares of common stock was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Issuance of Options for Services

On January 16, 2014, the Company issued a consultant 150,000 common stock options for services at fair value. The Company will value these issuances utilizing a Black-Scholes option valuation model.

The issuance of the above options were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Exercise of Options

On January 23, 2014, an option holder exercised options for an aggregate of 150,000 shares of common stock at an exercise price of $0.10 per share.

The issuance of the shares of common stock upon  was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBL Interactive, Inc.

Date: February 14, 2014	/s/ Doyal Bryant
Doyal Bryant
Chief Executive Officer (Principal Executive Officer)(Principal Financial and Accounting Officer)