Form 10-Q
period 2014-03-31
UBL Interactive,Inc.
filed 2014-05-13
CIK 1576778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2014

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to _____________

Commission file number:  333-147193

UBL Interactive, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	27-1077850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Carmel Road, Suite 202 Charlotte, NC	28226
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2014, there were 34,602,257shares of $0.01 par value common stock issued and outstanding.

FORM 10-Q
UBL Interactive, Inc.
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UBL Interactive, Inc.

March 31, 2014 and 2013

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at March 31, 2014 (Unaudited) and September 30, 2013	4

Consolidated Statements of Operations for the Three Months and Six Months Ended March 31, 2014 and 2013 (Unaudited)	5

Consolidated Statement of Stockholders’ Deficit for the fiscal year ended September 30, 2013 and for the interim period ended March 31, 2014 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2014 and 2013 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

UBL Interactive, Inc.
Consolidated Balance Sheets

	March 31, 2014	September 30, 2013
	(Unaudited)
Assets

Current Assets
Cash	$270,840	$125,517
Accounts receivable, net of allowance for doubtful accounts of $101,632 and $27,000, respectively	970,305	314,999
Prepaid expenses and other current assets	102,832	19,336
Deferred costs	1,036,056	299,685
Total Current Assets	2,380,033	759,537

Property and Equipment, net	40,888	29,659

Other Assets
Intangible assets, net	118,359	143,890
Security deposits	18,618	12,468
Debt issue costs, net	17,213	6,383

Total Other Assets	154,190	162,741

Total Assets	$2,575,111	$951,937

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$1,966,288	$1,545,409
Accounts payable - related party	17,378	11,574
Deferred revenue	2,678,667	1,249,224
Current maturities of convertible notes payable, net of discount	702,383	25,000
Derivative liabilities	1,321,950	-
Current maturities of capital lease liability	658	2,535
Current maturities of notes payable	10,182	9,981

Total Current Liabilities	6,697,506	2,843,723

Long-Term Liabilities:
Notes payable, net of current maturities	322,788	328,242
Convertible notes payable, net of current maturities and discount	-	497,980
Derivative liabilities	554,193	1,385,973
Other liabilities	46,479	50,013

Total Long-Term Liabilities	923,460	2,262,208

Total Liabilities	7,620,966	5,105,931

Commitments and Contingencies

Stockholders' Deficit
Preferred stock par value $0.01: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 50,000,000 shares authorized; 34,591,841 and 33,900,385 shares issued and outstanding, respectively	345,918	339,004
Additional paid in capital	2,172,360	1,520,375
Accumulated deficit	(7,564,133)	(6,013,373)

Total Stockholders' Deficit	(5,045,855)	(4,153,994)

Total Liabilities and Stockholders' Deficit	$2,575,111	$951,937

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,021,431	$912,485	$1,841,656	$1,743,163

Cost of revenues	351,377	398,471	595,052	756,618

Gross margin	670,054	514,014	1,246,604	986,545

Operating expenses
Compensation	559,631	445,992	1,583,995	847,488
Consulting fees	79,518	19,194	101,482	32,240
Professional fees	46,047	52,453	120,086	107,656
Research and development	58,809	30,365	159,533	58,737
Selling, general and administrative	226,225	150,225	397,057	316,911
Total operating expenses	970,230	698,229	2,362,153	1,363,032

Loss from operations	(300,176)	(184,215)	(1,115,549)	(376,487)

Other income (expense)
Interest income	-	-	-	296
Interest expense	(110,379)	(52,224)	(211,942)	(112,434)
Change in fair value of derivative liabilities	425,179	(161,977)	191,196	(221,413)
Derivative expense	-	-	(389,200)	(181,426)
Loss on extinguishment of debt	(12,166)	(25,667)	(12,166)	(177,277)
Gain (loss) on settlement of liabilities	1,050	-	(408)	-
Other income (expense)	(12,738)	(39)	(12,691)	(155)

Other income (expense), net	290,946	(239,907)	(435,211)	(692,409)

Loss before income tax provision	(9,230)	(424,122)	(1,550,760)	(1,068,896)

Income tax provision	-	-	-	-

Net loss	$(9,230)	$(424,122)	$(1,550,760)	$(1,068,896)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.05)	$(0.03)

Weighted average common shares outstanding
- Basic and diluted	34,060,304	33,564,969	33,985,819	33,564,969

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statement of Stockholders' Deficit
For the Fiscal Year Ended September 30, 2013 and for the Interim Period Ended March 31, 2014
(Unaudited)

			Additional		Total
	Common stock, par value $0.01		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, October 01, 2012	33,564,969	335,650	1,443,748	(4,052,534)	(2,273,136)

Common stock issued to settle liabilities	200,000	2,000	36,000		38,000

Common stock issued to purchase intangible assets	135,416	1,354	24,375		25,729

Stock options issued for services			16,252		16,252

Net loss				(1,960,839)	(1,960,839)

Balance, September 30, 2013	33,900,385	339,004	1,520,375	(6,013,373)	(4,153,994)

Common stock issued for services	500,000	5,000	45,000		50,000

Common stock issued to settle liabilities	41,456	415	9,383		9,798

Stock options exercised	150,000	1,500	13,500		15,000

Stock options issued for services			584,102		584,102

Net loss				(1,550,760)	(1,550,760)

Balance, March 31, 2014	34,591,841	$345,918	$2,172,360	$(7,564,133)	$(5,045,855)

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(1,550,760)	$(1,068,896)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	32,933	28,640
Bad debt recovery	(7,000)	-
Stock based compensation	634,102	7,248
Amortization of debt discount	179,403	93,507
Amortization of debt issuance costs	4,170	1,518
Change in fair value of derivative liabilities	(191,196)	221,413
Derivative expense	389,200	181,426
Loss on extinguishment of debt	12,166	177,277
Loss on settlement of liabilities	408	-
Changes in operating assets and liabilities:
Accounts receivable	(648,306)	109,688
Prepaid expenses and other current assets	(83,496)	5,132
Deferred costs	(736,371)	29,623
Security deposits	(6,150)	(12,468)
Accounts payable and accrued liabilities	445,268	103,488
Accounts payable - related party	5,804	3,351
Deferred revenue	1,429,443	54,840
Other liabilities	(3,534)	20,277
Net Cash Used in Operating Activities	(93,916)	(43,936)

Cash Flows From Investing Activities:
Purchase of property and equipment	(18,631)	(10,230)
Net Cash Used in Investing Activities	(18,631)	(10,230)

Cash Flows From Financing Activities:
Proceeds from note	50,000	-
Repayment of capital lease	(1,877)	(1,643)
Repayment of notes	(55,253)	(7,466)
Debt issuance costs	(15,000)	(5,000)
Proceeds from convertible notes	280,000	205,000
Net Cash Provided by Financing Activities	257,870	190,891

Net change in cash	145,323	136,725

Cash at beginning of period	125,517	126,765

Cash at end of period	$270,840	$263,490

Supplemental disclosures of cash flow information:
Interest paid	$7,138	$7,463
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$280,000	$205,000
Furniture and fixtures	$-	$5,288
Stock options exercised through settlement of liability	$15,000	$-
Fully depreciated equipment disposed	$-	$2,810

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
March 31, 2014 and 2013
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

The consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of March 31, 2014 and September 30, 2013 and for the interim period ended March 31, 2014 and 2013.

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

The Company’s capital lease liability, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and September 30, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

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

The Company does not have any off-balance-sheet credit exposure to its customers at March 31, 2014 or September 30, 2013.

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

Research and Development and Capitalized Internal Use Software Development Costs

The Company has adopted paragraph 350-40-15-2 of the FASB Accounting Standards Codification (“Paragraph 350-40-15-2”) for software developed for internal use.  Paragraph 350-40-15-2 requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.  Capitalized software development costs for internal use begins when the software is available for internal use and is amortized on a straight-line basis over software’s estimated useful life ranging from one to three years.  Upon becoming fully amortized or being charged off as impaired, the related cost and accumulated amortization are removed from the accounts.

Research and development costs incurred in the process of software development before establishment of technological feasibility is expensed as incurred.

Customer Deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, which are fully or partially refundable depending upon the terms and conditions of the sales agreements.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 815-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue is recognized from the point at which service is first provided over the life of the subscription period, typically one year. Appropriate allowances for returns and discounts are recorded concurrent with revenue recognition.

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

Advertising

The Company expenses advertising when incurred. Advertising expense for the reporting period ended March 31, 2014 and 2013 was $14,608 and $22,796, respectively.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the reporting period ended March 31, 2014	For the reporting period ended March 31, 2013
Convertible Note Shares

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company issued three (3) convertible notes payable in the face amount of $25,0000 each, or $75,000 in aggregate, with interest at 10% per annum due October 1, 2011, June 1, 2012 and June 1, 2012, respectively, convertible at the lesser of (i) an amount equal to ninety percent (90%) of the then offering price of subsequent financings, or (ii) $0.15 per share. The due date of the remaining note was subsequently extended threefold to December 31, 2014.	166,667	166,667

On January 31, 2012, the Company issued two (2) convertible notes in the face amount of $130,000 each, or $260,000 in aggregate with interest at 5% per annum originally due one (1) year from the date of issuance, convertible at $0.10 per share. The due date of the notes was subsequently extended twice to January 31, 2015.	2,600,000	2,600,000

On November 19, 2012, the Company issued two (2) convertible notes in the face amount of $102,500 each, or $205,000 in aggregate, with interest at 5% per annum, convertible at $0.10 per share. The due date of the notes was subsequently extended to January 31, 2015.	2,050,000	2,050,000

On July 19, 2013, the Company issued three (3) convertible notes in the aggregate amount of $250,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share.	2,500,000	-

On October 18, 2013, the Company issued three (3) convertible notes in the aggregate amount of $280,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share.	2,800,000	-

Warrant Shares

Common stock warrants, with exercise price ranging from $0.15 to $0.75 per share.	3,567,500	1,417,500

Option Shares

Stock options, with exercise prices ranging from $0.06 to $0.30 per share.	8,159,792	5,057,458

Total potentially outstanding dilutive common shares	21,843,959	11,291,625

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2014	September 30, 2013

Computers and software	5	$62,406	$46,853

Equipment under capital lease	5	6,962	6,962

Furniture and equipment	7	20,492	17,414

Leasehold improvements	*	7,425	7,425

		97,285	78,654

Less accumulated depreciation and amortization		(56,397)	(48,995)

		$40,888	$29,659

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

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense was $7,402 and $10,310 for the six months ended March 31, 2014 and 2013, respectively.

Note 5 – Capitalized Software Development Costs

Capitalized software development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2014	September 30, 2013

Capitalized software development costs	3	$109,983	$109,983

Less accumulated amortization		(109,983)	(109,983)

		$-	$-

(i) Amortization Expense

Amortization expense amounted to $0 and $18,330 for the six months ended March 31, 2014 and 2013, respectively.

Note 6 – Intangible Assets

The following table summarizes changes in intangible assets as of March 31, 2014:

	Estimated Life	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Customer list	3 years	$84,000	$(23,222)	$-	$60,778
Non-compete	3 years	69,183	(19,102)	-	50,081
Domain name	Indefinite	7,500	-	-	7,500
		$160,683	$(42,324)	$-	$118,359

The following table summarizes changes in intangible assets as of September 30, 2013:

	Estimated Life	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Customer list	3 years	$84,000	$(9,222)	$-	$74,778
Non-compete	3 years	69,183	(7,571)	-	61,612
Domain name	Indefinite	7,500	-	-	7,500
		$160,683	$(16,793)	$-	$143,890

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

(ii) Amortization Expense

Amortization expense amounted to $25,531 and $0 for the six months ended March 31, 2014 and 2013, respectively.

Amortization expense for the next five years is as follows:

Fiscal Year ending September 30:
2014 (remainder of year)	$25,531

2015	51,061

2016	41,767

$118,359

Note 7 – Notes Payable

Short Term Note

On January 23, 2014, the Company sold a note in the amount of $50,000 to one (1) note holder with the following terms and conditions:

•	Maturing on February 28, 2014,
•	Interest rate at 12% per annum, with interest payable at maturity,
•	Penalty - upon default the Company shall issue the holder 200,000 shares of common stock of the Company.

The Company repaid the total outstanding principal along with accrued interest in the amount of $50,608 on February 27, 2014.

SBA Loan - Default and Contingent Liability

Prior to September 2010, the Company executed a note for $386,300 with the United States Small Business Administration ("SBA") with the following terms and conditions:

•	Maturing in January 2036;
•	Interest at 4% per annum;
•	Monthly principal and interest payment of $1,944

Default and Potential Violation

The Company has been in violation of certain covenants contained in this note since 2011.  The circumstances that potentially led to these violations have not been cured.  The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its obligation.

Debt under these obligations is as follows:

	March 31, 2014	September 30, 2013

Notes payable	$332,970	$338,223

Less: Current maturities	(10,182)	(9,981)

Notes payable, net of Current maturities	$322,788	$328,242

Future minimum principal and interest payment under SBA loan at March 31, 2014 are as follows:

Fiscal Year ending September 30:
2014 (remainder of year)	$11,664

2015	23,228

2016	23,228

2017	23,228

2018	23,228

2019 and thereafter	283,772

494,874

Less interest portion	(161,904)

332,970

Less current maturities	(10,182)

$322,788

Note 8 – Convertible Notes Payable

Debt Offering (A)

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company sold three (3) $25,000 notes or $75,000 in aggregate of unsecured, subordinated convertible notes (the "Notes") with the following terms and conditions:

•	Maturity dates ranging from October 1, 2011 to December 31, 2014 as amended;
•	Interest rate at 10% per annum, with interest payable at maturity;
•	Convertible (see further description below); and
•	Subordinate to any senior debt, mezzanine debt, secured debt, or other creditors having priority by law or agreement of the Company as may be incurred by the Company prior to maturity.

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

On February 10, 2014, the remaining note holder, having a note in the principal amount of $25,000, signed a note amendment extending the maturity date of the note. The maturity of the note was extended to December 31, 2014 or the closing of an equity investment where the Company receives net proceeds of more than $500,000, whichever is earlier.

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

On February 10, 2014, one (1) note holder signed a note amendment further extending the maturity date of the note to December 31, 2014, or the closing of an equity investment where the Company receives net proceeds of more than $500,000, whichever is earlier.  This was considered a substantial modification of terms and the Company applied extinguishment accounting. The Company compared the fair value of the note on the date of modification to the as-modified note.  Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $12,166, for the reporting period ended March 31, 2014.

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

Convertible notes payable consisted of the following:

	March 31, 2014	September 30, 2013

Convertible notes payable	$1,020,000	$740,000
Discount on convertible notes	(317,617)	(217,020)
Convertible notes payable, net	702,383	522,980

Less current maturities	(702,383)	(25,000)

Convertible notes payable, net of current maturities	$-	$497,980

Debt Discount

The debt discounts recorded in 2013 pertain to the derivative liability classification of the embedded conversion option and warrants.

The following is a summary of the Company’s debt discount:

	March 31, 2014	September 30, 2013

Debt discount	$898,322	$765,000
Amortization of debt discount	(580,705)	(401,302)
Unamortized debt discount removed due to loss on debt extinguishment	-	(146,678)
Debt discount - net	$317,617	$217,020

Note 9 – Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued in 2013 and 2012.

As a result of the application of ASC No. 815, the fair values of the Company’s derivative liabilities are summarized as follows:

Derivative liability – September 30, 2012	$293,884
Fair value at the commitment date	946,676
Fair value of derivative liability associated with the extinguishment of the current note	(837,150)
Fair value of derivative liability under terms of newly issued modified note	1,182,217
Fair value mark to market adjustment	(199,654)
Derivative liability – September 30, 2013	1,385,973
Fair value at the commitment date	669,200
Fair value of derivative liability associated with the extinguishment of the current note	(11,667)
Fair value of derivative liability under terms of newly issued modified note	23,833
Fair value mark to market adjustment	(191,196)
Derivative liability – March 31, 2014	$1,876,143
Current portion	$1,321,950
554,193
$1,876,143

The Company recorded debt discount to the extent of the gross proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the gross proceeds. The Company recorded a derivative expense of $389,200 and $181,426 for the six months ended March 31, 2014 and 2013, respectively.  No additional debt discount was recognized in connection with the extinguishments.

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and March 31, 2014:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	162%-171%	167%-218%
Expected term:	1.09 years – 3.00 years	1 month – 2.60 years
Risk free interest rate	0.12% - 0.62%	0.03% - 0.90%

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and September 30, 2013:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	174%-243%	150%-233%
Expected term:	10 months – 3.00 years	3 months – 2.80 years
Risk free interest rate	0.11% - 0.59%	0.02% - 0.63%

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Balance – September 30, 2012	802,500	$0.17
Granted	1,365,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2013	2,167,500	$0.16
Granted	1,400,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2014	3,567,500	$0.15
Exercisable – March 31, 2014	3,567,500	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15-0.75	3,567,500	1.95 years	$0.15	3,567,500	$0.15

At March 31, 2014 and September 30, 2013 the total intrinsic value of warrants outstanding and exercisable was $141,800 and $107,250, respectively.

Note 10 – Stockholders’ Deficit

Common Stock

The issuance of common stock during the six months ended March 31, 2014 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued to settle liabilities	41,456	$9,798	$0.18 – 0.22
Stock options exercised	150,000	15,000	0.10
Stock issued for services	500,000	50,000	0.10
Total	691,456	$74,798	$0.10 - 0.22

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

The issuance of common stock during the fiscal year ended September 30, 2013 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued to settle liabilities	200,000	$38,000	$0.19
Stock issued in purchase of intangible assets	135,416	25,729	0.20
Total	200,000	$63,729	$0.19 - 0.20

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

Under the 2010 Plan, as amended on October 22, 2013, approximately 1.98 million shares were available for future option grants at March 31, 2014.

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

During the six months ended March 31, 2014, the Company's board of directors authorized the grant of 3,967,000 stock options, having a total fair value of approximately $635,391, with a vesting period ranging from immediate to 2.55 years.  These options expire between November 14, 2016 and January 16, 2017.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance – September 30, 2012	5,202,000	$0.11	3.73	$336,200
Granted	275,000	0.10	2.52	$27,500
Exercised	-	-
Cancelled/Modified	(366,000)	0.10
Balance – September 30, 2013 – outstanding	5,111,000	0.11	2.90	$478,160
Balance – September 30, 2013 – exercisable	4,878,708	$0.11	2.91	$454,931

Outstanding options held by related parties – September 30, 2013	1,994,000
Exercisable options held by related parties – September 30, 2013	1,994,000
Balance – September 30, 2013	5,111,000	$0.11	2.90	$336,200
Granted	3,967,000	0.11	2.63	$310,910
Exercised	(150,000)	0.10
Cancelled/Modified	(157,000)	0.10
Balance – March 31, 2014 – outstanding	8,771,000	0.11	2.54	$710,330
Balance – March 31, 2014 – exercisable	8,159,792	$0.11	2.55	$660,361

Outstanding options held by related parties – March 31, 2014	1,974,000
Exercisable options held by related parties – March 31, 2014	1,974,000

On the dates of grant during the six months ended March 31, 2014, the Company valued stock option issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.10-$0.30
Expected dividends	0%
Expected volatility	171% – 181%
Risk fee interest rate	0.56% – 0.80%
Expected life of stock options	1.5 years – 2.8 years
Expected forfeitures	0%

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

The following is a summary of the Company’s stock options issued to related parties for services during the six months ended March 31, 2014:

	Options	Value

Issued to board members	40,000	$6,388
Total	40,000	$6,388

On the dates of grant during the six months ended March 31, 2014, the Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.10
Expected dividends	0%
Expected volatility	171%
Risk fee interest rate	0.56%
Expected life of stock options	1.5 years
Expected forfeitures	0%

The Company did not issue stock options to any related parties during the year ended September 30, 2013.

The following is a summary of the Company’s non-vested stock options at March 31, 2014 and September 30, 2013:

		Weighted Average
	Unvested	Grant
	Stock Options	Date Fair Value

Non-vested – September 30, 2012	182,644	0.10
Granted	275,000	0.10
Vested/Exercised	(184,000)	0.10
Forfeited/Cancelled	(41,352)	0.09
Non-vested – September 30, 2013	232,292	0.10
Granted	3,967,000	0.11
Vested/Exercised	(3,588,083)	0.11
Forfeited/Cancelled	-	-
Non-vested – March 31, 2014	611,209	$0.12

Weighted average remaining period for vesting	2.52 years

Note 11 – Commitments and Contingencies

Consulting Agreements

On March 4, 2014, the Company entered into a consulting agreement with an Investor Relations firm with the following terms and conditions:

•	Term – 1 year, the agreement can be cancelled by either party with 30 days written notice after the first 90 days
•	Compensation – months 1-6 - $6,000 per month
•	Compensation – months 7-12 - $10,000 per month
•	Restricted stock – 75,000 shares of restricted common stock, the shares are valued at their respective grant dates
•	18,750 shares to be issued at the end of each 90 day period over the term

Services Agreement

The Company’s, Data Contribution and Service Agreement with InfoUSA, Inc., as amended, effective November 12, 2012, requires an annual minimum fee of $300,000. Any shortfall in the annual minimum fee is required to be paid in a lump sum within 30 days of the end of the contract period. InfoUSA provides data distribution services to the Company, For the contract period from August 21, 2012 through August 20, 2013, UBL met the annual minimum fee based upon the purchases made through normal operations and anticipates that based on current operations to date, will meet the annual minimum fee for the contract period from August 21, 2013 through August 20, 2014. If operations were to decrease below current levels, UBL may not meet the annual minimum fee and may be forced to use cash on hand or seek to raise funds through the sale of its securities to meet the required payment.  There can be no assurance such funding will be available on terms acceptable to us, or at all.

Agreements with Placement Agents and Finders

The Company entered into a one year Financial Advisory Agreement with Dragonfly Capital Partners, LLC (“Dragonfly”) effective October 15, 2013 (the “Dragonfly Advisory Agreement”). Pursuant to the Dragonfly Advisory Agreement, Dragonfly will act as the Company’s financial advisor to assist the Company in connection with a best efforts basis in identifying potential sources of capital.

Dragonfly shall be compensated as follows:

•
5% of the total credit facility(s) received by the Company from a completed financing with a Dragonfly identified party. The total fee due at each closing will be reduced by any retainer fees already paid to Dragonfly as detailed below.

Non-refundable retainer fees

•	$5,000 for each proposal received from a Dragonfly-identified party for a minimum credit facility of $1,000,000.
•	$10,000 upon execution of a proposal of a debt financing from a Dragonfly identified party; this amount shall be reduced by any amount payable to a lender upon signing of a proposal.

Subsequent financings within 12 months from the date of termination of the Dragonfly Advisory Agreement whereby a subsequent loan is executed or an existing loan is increased shall result in a cash fee on the new or increased capital/facility provided.

During the six months ended March 31, 2014 the Company paid to Dragonfly non-refundable retainer fees of $5,000.

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

Rent expense totaled $62,190 and $48,116 for the six months ended March 31, 2014 and 2013, respectively.

In October 2013 the Company entered into a six (6) month lease agreement for a second corporate apartment agreement starting in October 2013. The Company will pay monthly rental payments of $1,100. Rent expense totaled $5,961 and $0 for the six months ended March 31, 2014 and 2013, respectively.

Future minimum lease payments under this non-cancelable operating are approximately as follows:

Fiscal Year Ending September 30
2014 (remainder of year)	$68,000
2015	135,000
2016	139,000
2017	119,000
Total	$461,000

In December 2012 the Company entered into an operating lease for its corporate apartment under a month-to-month agreement starting in January 2013. The Company will pay monthly rental payments of $1,200. Rent expense totaled $7,200 and $3,600 for the six months ended March 31, 2014 and 2013, respectively.

In February 2014 the Company entered into an operating lease for its Charleston, South Carolina office facility under a month-to-month agreement starting in February 2014. The Company will pay monthly rental payments of $1,300. Rent expense totaled $2,685 and $0 for the six months ended March 31, 2014 and 2013, respectively.

In February 2014 the Company entered into an operating lease for its Newport Beach, California office facility under a month-to-month agreement starting in February 2014. Currently, the Company pays monthly rental payments of $3,750. Rent expense totaled $4,821 and $0 for the six months ended March 31, 2014 and 2013, respectively.

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

Interest paid during the six months ended March 31, 2014 and 2013 was $119 and $352, respectively.

Note 12 – Concentrations

The Company has the following concentrations:

(A)	Accounts Receivable

Customer	March 31, 2014	September 30, 2013
C ***	77%	45%

(B)	Sales

Customer	March 31, 2014	March 31, 2013
A	0%	17%
B	0%	12%
C ***	70%	4%

(C)	Accounts Payable

Vendor	March 31, 2014	September 30, 2013
A	26%	29%
B	4%	14%

(D)	Purchases

Vendor	March 31, 2014	March 31, 2013
A	24%	34%
B	1%	42%
C	16%	0%
D	15%	0%
E	14%	0%

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

Stock Issuances

During April and May 2014 the Company issued 10,416 shares of its common stock for the settlement of accounts payable.

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

Results of Operations for the three months ended March 31, 2014 and 2013

The following table sets forth the summary income statement for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenues	$1,021,431	$912,485
Gross Margin	$670,054	$514,014
Operating Expenses	$(970,230)	$(698,229)
Other Income (Expense), net	$290,946	$(239,907)
Net Loss	$(9,230)	$(424,122)

Revenues: Revenue increased by approximately 12% to $1,021,431 during the three months ended March 31, 2014, from $912,485 during the corresponding three months ended March 31, 2013. For the three months ended March 31, 2014, the Company sold a total of 16,543 units, compared to 49,339 total units in the comparable period ended March 31, 2013.   The decline in total units sold is due solely to the reduction in the number of Reputation Management Services units, of which none were sold during the three months ended March 31, 2014, compared to 35,845 units during the three months ended March 31, 2103.  The Company effectively wound down its relationship with a reseller whose main purchases with the Company consisted of Reputation Management services.  The Company sold 16,543 Business Listing Services units during the three months ended March 31, 2014 compared to 13,494 during the three months ended March 31, 2013 and the ARPU during the three months ended March 31, 2014 was $61.74 compared to $52.94 for comparable period ended March 31, 2013.  The increased ARPU is mainly attributable to our customers purchasing a larger percentage of higher priced products, including our Premium Services and Premium services in our United Kingdom market.

Approximately 97% of the Company’s sales were made through its network of resellers and channel partners during the three months ended March 31, 2014 compared to 91% for the prior comparable period. The Company had 3,423 resellers and channel partners at March 31, 2014 compared to 2,863 at March 31, 2013, an increase of 560.

Gross Margin: The gross profit margin was 66% during the three months ended March 31, 2014 as compared to 56% during the three months ended March 31, 2013. The increase in the gross profit margin is attributable in part to a change in the Company’s product mix.  Reputation Management Services had represented 26% of the revenue or $198,000 during the three months ended March 31, 2013 and carried a 15% margin.  During the three months ended March 31, 2014, the Company’s Business listing Services revenue represented 100% of all revenue, with a margin of approximately 66% during the current period compared to 68% for the prior comparable period.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services.

Operating expenses increased by 63% during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The overall $272,000 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•
An increase of payroll and related expenses of $101,000 was primarily due to an increase in full and part time staff which accounted for approximately $70,000 of the increase, increased compensation to existing employees which accounted for approximately $20,000 of the increase and increased executive compensation which accounted for $11,000 of the increase.

•	An increase in travel and travel related expenses of $10,000 as a result of increased sales and marketing activities of our sales staff.
•
An increase of research and development expenses of $28,000. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred.

•
An increase in stock based compensation expense of $90,000. The increase was primarily due to stock awards issued during the current period to existing and new employees and to consultants and prior board members during the current period.

•
An increase in rent, insurance and other general overhead expenses of $54,000 due to the Company incurring higher costs related to its call center activities and entering into new lease agreements for its office facility and corporate apartments.

•	A decrease in professional fees of $23,000. In the current period the Company incurred lower audit and accounting fees and a decrease in sales consulting fees.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net decreased by $(414,892) to $(9,230) for the three months ended March 31, 2014 as compared to other income (expenses) - net of $(424,122) during the three months ended March 31, 2013. For the three months ended March 31, 2014 other income (expenses) consisted of $(110,379) in interest expense, a gain on change in fair value of derivative liabilities of $425,179, a loss on extinguishment of debt of $(12,166), a gain on settlement of liabilities of $1,050, and miscellaneous expense of $(12,738). For the three months ended March 31, 2013 other income (expenses) consisted of $(52,224) in interest expense, a loss on change in fair value of derivative liabilities of $(161,977), a loss on extinguishment of debt of $(25,667) and miscellaneous expense of $(39).

Results of Operations for the six months ended March 31, 2014 and 2013

The following table sets forth the summary income statement for the six months ended March 31, 2014 and 2013:

	Six Months Ended
	March 31, 2014	March 31, 2013

Revenues	$1,841,656	$1,743,163
Gross Margin	$1,246,604	$986,545
Operating Expenses	$(2,362,153)	$(1,363,032)
Other Income (Expense), net	$(435,211)	$(692,409)
Net Loss	$(1,550,760)	$(1,068,896)

Revenues: Revenue increased by approximately 6% to $1,841,656 during the six months ended March 31, 2014, from $1,743,163 during the corresponding six months ended March 31, 2013. For the six months ended March 31, 2014, the Company sold a total of 47,685 units, compared to 107,662 total units in the comparable period ended March 31, 2013.   The decline in total units sold is due solely to the reduction in the number of Reputation Management Services units, of which none were sold during the six months ended March 31, 2014, compared to 63,580 units during the six months ended March 31, 2103.  The Company effectively wound down its relationship with a reseller whose main purchases with the company consisted of Reputation Management services.  The Company sold 47,685 Business Listing Services during the six months ended March 31, 2014 compared to 44,082 during the six months ended March 31, 2013 and the ARPU during the six months ended March 31, 2014 was $38.82 compared to $31.66 for comparable period ended March 31, 2013, a 23% increase.  The increased ARPU is mainly attributable to our customers purchasing a larger percentage of higher priced products, including our Premium Services and Premium Services in our United Kingdom market.
Approximately 96% of the Company’s sales were made through its network of resellers and channel partners during the six months ended March 31, 2014 compared to 92% for the prior comparable period. The Company had 3,423 resellers and channel partners at March 31, 2014 compared to 2,863 at March 31, 2013, an increase of 560.

Gross Margin: The gross profit margin was 68% during the six months ended March 31, 2014 as compared to 57% during the six months ended March 31, 2013. The increase in the gross profit margin is primarily attributable to a change in the company’s product mix.  Reputation Management Services had represented 20% of the revenue or $344,000 during the six months ended March 31, 2013 and carried a 15% margin.  During the six months ended March 31, 2014, the Company’s Business listing Services revenue represented 100% of all revenue, with a margin of approximately 68% during the period.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services.

Operating expenses increased by 73% during the six months ended March 31, 2014, as compared to the six months ended March 31, 2013. The overall $999,121 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•
An increase of payroll and related expenses of $203,000 was primarily due to an increase of full and part time staff which accounted for $163,000 of the increase, and increases in the compensation of existing staff and executives which accounted for $40,000 of the increase.

•
A decrease in advertising and marketing expenses of $12,000 was due to the elimination of a print advertising program which accounted for $9,000 of the decrease and reduced attendances at conventions which accounted for $3,000 of the reduction.

•
An increase of research and development expenses of $101,000. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred.

•
An increase in stock based compensation expense of $627,000. The increase was primarily due to stock awards issued during the current period to existing and new employees and to consultants and current and prior board members during the current period.

•
An increase in rent, insurance, office supplies and other general overhead expenses of $88,000 due to the Company incurring higher costs related to its call center activities and entering into new lease agreements for its office facility and corporate apartments.

•	A decrease in legal and professional fees of $12,000. In the current period legal and sales consulting fees decreased. The decreases were slightly offset by increased audit and accounting fees.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net increased by $481,864 to $(1,550,760) for the six months ended March 31, 2014 as compared to other income (expenses) - net of $(1,068,896) during the six months ended March 31, 2013. For the six months ended March 31, 2014 other income (expenses) consisted of $(211,942) in interest expense, a gain on change in fair value of derivative liabilities of $191,196, derivative expense of $(389,200), a loss on extinguishment of debt of $(12,166), a loss on settlement of liabilities of $(408), and miscellaneous expense of $(12,691). For the six months ended March 31, 2013 other income (expenses) consisted of $296 in interest income, $(112,434) in interest expense, a loss on change in fair value of derivative liabilities of $(221,413), derivative expense of (181,426), a loss on extinguishment of debt of $(177,277) and miscellaneous expense of $(155).

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2014 compared to September 30, 2013:

	Period ended
	March 31, 2014	September 30, 2013	Increase/(Decrease)
Current Assets	$2,380,033	$759,537	$1,620,496
Current Liabilities	$6,697,506	$2,843,723	$3,853,783
Working Capital Deficit	$(4,317,473)	$(2,084,186)	$2,233,287

As of March 31, 2014, we had a working capital deficit of $4,317,473 as compared to a working capital deficit of $2,084,186 as of September 30, 2013, an increase of $2,233,287. Our working capital deficit is primarily attributable to our convertible debt and related liabilities approaching maturity during the current quarter and our historic negative cash flow from operations resulting in our growing accounts payable and accrued liabilities.

Our principal source of liquidity is our cash. As of May 9, 2014 we had $275,000 in cash. We believe our existing available cash will enable the Company to meet the working capital requirements for at least the next two months. We estimate that we will require approximately $1,200,000 over the next 12 months in order to sustain our operations and implement our business strategy. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products and development of new products.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $1,550,760 and $93,916, respectively, for the six months ended March 31, 2014.

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

SBA Loan - Default and Contingent Liability

On January 16, 2006, the Company secured a loan for $386,300 from the United States Small Business Administration ("SBA"). The loan matures in January 2036 and bears interest at the rate of 4% per annum. Monthly principal and interest payment on the loan is $1,944. As of March 31, 2014 and September 30, 2013, the balance on the Note was $332,970 and $338,223, respectively.

At March 31, 2014, the Company was in violation of the covenant not to consummate a merger with any other company without the written consent of the SBA upon consummation of a merger transaction pursuant to that certain Agreement and Plan of Merger on January 18, 2010 with Bounceback Technologies.Com without prior written consent of the SBA. The circumstances that led to these violations have not been cured. The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its obligations under the loan.

Summary Cash flows for the six months ended March 31, 2014 and 2013:

	Six Months Ended
	March 31, 2014	March 31, 2013
Net cash provided by (used in) operating activities	$(93,916)	$(43,936)
Net cash provided by (used in) investing activities	$(18,631)	$(10,230)
Net cash provided by (used in) financing activities	$257,870	$190,891

Cash Provided by (Used in) Operating Activities

Our largest source of cash provided by operating cash flows is the business listing revenues generated by resellers and through our retail e-commerce web site. Our resellers account for roughly 96% of all sales.

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

The adjustments for the non-cash items increased from the six months ended March 31, 2013 to the six months ended March 31, 2014 primarily attributed to an increase in depreciation and amortization expense on property and equipment due to increased capital expenditures, an increase in amortization of debt discount due to the issuance of additional convertible promissory notes partially offset by fully amortized discounts of notes, an increase in gain on change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants, an increase in stock-based compensation expense as a result of numerous equity awards issued during the six months ended March 31, 2014 and an increase in derivative expense due to the fair value of conversion option and warrants on dates of issuance of convertible debt securities and warrants. These increases are partially offset by a decrease in loss on extinguishment of debt due to a substantial modification of terms of numerous debt instruments during the prior period and bad debt recovery due to an adjustment to the allowance based on an analysis of receivables during the current period. In addition, the net increase in cash from changes in working capital activities from the six months ended March 31, 2013 to the six months ended March 31, 2014 primarily consisted of an increase in accounts receivable primarily due to increased sales and slower customer collections, an increase in account payables and accrued expenses primarily due to an increase in payroll and payroll related expenses, legal and professional fees, consulting fees incurred and accrued and outside service providers relating to cost of sales, an increase in deferred costs due to an increase in sales and overall all related costs being amortized along with higher costs incurred by outside service providers, and an increase in deferred revenue due to an increase in sales and overall revenues being amortized.

Days Sales Outstanding

Days sales outstanding during the six months ending March 31, 2014 was 64 as compared to 56 for the six months ending March 31, 2013. Customers are paying their bills at a slower pace in the current period then in the prior comparable period which had a negative impact on the Company’s cash flow.

Cash Provided by (Used in) Investing Activities

Cash provided by or used in investing activities primarily consist of acquisitions of businesses and intangible assets, and purchases of property and equipment.

Cash used in investing activities increased from the six months ended March 31, 2013 to the six months ended March 31, 2014, primarily attributed to an increase in capital expenditures related to our office furniture and equipment.

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

Cash provided by financing activities increased from the six months ended March 31, 2013 to the six months ended March 31, 2014, primarily driven by an increase in the issuance of convertible promissory notes.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue is recognized from the point at which service is first provided over the life of the subscription period, typically one year. Appropriate allowances for returns and discounts are recorded concurrent with revenue recognition.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock in Exchange for Intellectual Property

From March 1, 2014 through May 8, 2014, the Company issued one individual an aggregate of 15,624 shares of common stock as partial settlement of a liability related to the purchase of certain intellectual property.

The foregoing issuance of the shares of common stock was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Issuance of Shares for Services

On March 27, 2014, the Company issued the former Chairman and Chief Executive Officer of the Company 500,000 shares of common stock for past services at a fair value of $50,000 ($0.10 per share).

The issuance of the shares of common stock upon exercise of the options was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBL Interactive, Inc.

Date: May 13, 2014	/s/ Doyal Bryant
Doyal Bryant
Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)