Form 10-Q
period 2014-06-30
UBL Interactive,Inc.
filed 2014-08-14
CIK 1576778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2014

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

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

As of August 13, 2014 there were 34,612,673 shares of $0.01 par value common stock issued and outstanding.

FORM 10-Q

UBL Interactive, Inc.

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2014 (Unaudited) and September 30, 2013	4

Consolidated Statements of Operations for the Three Months and Nine Months Ended June, 2014 and 2013 (Unaudited)	5

Consolidated Statement of Stockholders’ Deficit for the fiscal year ended September 30, 2013 and for the interim period ended June 30, 2014 (Unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2014 and 2013 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

UBL Interactive, Inc.

Consolidated Balance Sheets

	June 30, 2014	September 30, 2013
	(Unaudited)
Assets

Current Assets
Cash	$421,276	$125,517
Accounts receivable, net of allowance for doubtful accounts of $141,497 and $27,000, respectively	404,306	314,999
Prepaid expenses and other current assets	23,342	19,336
Deferred costs	1,598,581	299,685
Total Current Assets	2,447,505	759,537

Property and Equipment, net	43,464	29,659

Other Assets
Intangible assets, net	105,594	143,890
Security deposits	16,968	12,468
Debt issue costs, net	5,038	6,383

Total Other Assets	127,600	162,741

Total Assets	$2,618,569	$951,937

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$2,338,207	$1,545,409
Accounts payable - related party	16,525	11,574
Deferred revenue	2,916,728	1,249,224
Current maturities of convertible notes payable, net of discount	797,148	25,000
Derivative liabilities	564,033	-
Current maturities of capital lease liability	-	2,535
Current maturities of notes payable	10,284	9,981

Total Current Liabilities	6,642,925	2,843,723

Long-Term Liabilities:
Notes payable, net of current maturities	320,459	328,242
Convertible notes payable, net of current maturities and discount	-	497,980
Derivative liabilities	260,655	1,385,973
Other liabilities	44,304	50,013

Total Long-Term Liabilities	625,418	2,262,208

Total Liabilities	7,268,343	5,105,931

Commitments and Contingencies

Stockholders' Deficit
Preferred stock par value $0.01: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 50,000,000 shares authorized; 34,607,465 and 33,900,385 shares issued and outstanding, respectively	346,075	339,004
Additional paid in capital	2,190,863	1,520,375
Accumulated deficit	(7,186,712)	(6,013,373)

Total Stockholders' Deficit	(4,649,774)	(4,153,994)

Total Liabilities and Stockholders' Deficit	$2,618,569	$951,937

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,359,675	$923,415	$3,201,331	$2,666,578

Cost of revenues	584,470	404,427	1,179,522	1,161,045

Gross margin	775,205	518,988	2,021,809	1,505,533

Operating expenses
Compensation	659,429	490,333	2,243,424	1,337,821
Consulting fees	52,742	22,000	154,224	54,240
Professional fees	60,735	78,800	180,821	186,456
Research and development	229,551	26,324	389,084	85,061
Selling, general and administrative	341,715	174,884	738,772	491,795
Total operating expenses	1,344,172	792,341	3,706,325	2,155,373

Loss from operations	(568,967)	(273,353)	(1,684,516)	(649,840)

Other income (expense)
Interest income	-	17	-	313
Interest expense	(111,408)	(53,012)	(323,350)	(165,446)
Change in fair value of derivative liabilities	1,051,455	(701)	1,242,651	(222,114)
Derivative expense	-	-	(389,200)	(181,426)
Loss on extinguishment of debt	-	-	(12,166)	(177,277)
Gain on settlement of liabilities	3,833	-	3,425	-
Other income (expense)	2,508	(59)	(10,183)	(214)

Other income (expense), net	946,388	(53,755)	511,177	(746,164)

Income (loss) before income tax provision	377,421	(327,108)	(1,173,339)	(1,396,004)

Income tax provision	-	-	-	-

Net income (loss)	$377,421	$(327,108)	$(1,173,339)	$(1,396,004)

Net income (loss) per common share - basic and diluted	$0.01	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares outstanding
- Basic and diluted	34,600,941	33,624,310	34,190,859	33,584,749

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(1,173,339)	$(1,396,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	50,327	41,649
Bad debt expense (recovery)	(16,000)	36,918
Stock based compensation	650,626	10,164
Amortization of debt discount	274,168	136,099
Amortization of debt issuance costs	6,345	2,557
Change in fair value of derivative liabilities	(1,242,651)	222,114
Derivative expense	389,200	181,426
Loss on extinguishment of debt	12,166	177,277
Loss on settlement of liabilities	2,543	-
Changes in operating assets and liabilities:
Accounts receivable	(73,307)	179,814
Prepaid expenses and other current assets	(4,006)	(18,576)
Deferred costs	(1,298,896)	92,104
Security deposits	(4,500)	(12,468)
Accounts payable and accrued liabilities	817,188	236,472
Accounts payable - related party	4,951	3,351
Deferred revenue	1,667,504	(124,079)
Other liabilities	(5,709)	51,372
Net Cash Provided by (Used in) Operating Activities	56,610	(179,810)

Cash Flows From Investing Activities:
Purchase of property and equipment	(25,836)	(13,775)
Net Cash Used in Investing Activities	(25,836)	(13,775)

Cash Flows From Financing Activities:
Proceeds from note	50,000	-
Repayment of capital lease	(2,535)	(2,505)
Repayment of notes	(57,480)	(9,886)
Debt issuance costs	(5,000)	(5,000)
Proceeds from convertible notes	280,000	205,000
Net Cash Provided by Financing Activities	264,985	187,609

Net change in cash	295,759	(5,976)

Cash at beginning of reporting period	125,517	126,765

Cash at end of reporting period	$421,276	$120,789

Supplemental disclosures of cash flow information:
Interest paid	$10,754	$11,463
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$280,000	$205,000
Furniture and fixtures	$-	$5,288
Stock options exercised through settlement of liability	$15,000	$-
Fully depreciated equipment disposed	$-	$2,810
Assets acquired through asset acquisition as follows:
Customer list	$-	$80,000
Non-compete agreement	$-	$65,000
Domain name	$-	$7,500

 See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

June 30, 2014 and 2013

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

The consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of June 30, 2014 and September 30, 2013 and for the interim period ended June 30, 2014 and 2013.

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

The Company’s capital lease liability, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and September 30, 2013.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

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

The Company does not have any off-balance-sheet credit exposure to its customers at June 30, 2014 or September 30, 2013.

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

Advertising

The Company expenses advertising when incurred. Advertising expense for the reporting period ended June 30, 2014 and 2013 was $19,687 and $28,420, respectively.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A nonemployee director does not satisfy this definition of employee. Nevertheless, nonemployee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to nonemployee directors for their services as directors. Awards granted to nonemployee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The Company estimates the fair value of share options and similar instruments on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

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

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The Company estimates the fair value of share options and similar instruments on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

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

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the reporting period ended June 30, 2014	For the reporting period ended June 30, 2013

Convertible Note Shares

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company issued three (3) convertible notes payable in the face amount of $25,0000 each, or $75,000 in aggregate, with interest at 10% per annum due October 1, 2011, June 1, 2012 and June 1, 2012, respectively, convertible at the lesser of (i) an amount equal to ninety percent (90%) of the then offering price of subsequent financings, or (ii) $0.15 per share. The due date of the remaining note was subsequently extended three times to December 31, 2014.	166,667	166,667

On January 31, 2012, the Company issued two (2) convertible notes in the face amount of $130,000 each, or $260,000 in aggregate with interest at 5% per annum originally due one (1) year from the date of issuance, convertible at $0.10 per share. The due date of the notes was subsequently extended twice to January 31, 2015.	2,600,000	2,600,000

On November 19, 2012, the Company issued two (2) convertible notes in the face amount of $102,500 each, or $205,000 in aggregate, with interest at 5% per annum, convertible at $0.10 per share. The due date of the notes was subsequently extended to January 31, 2015.	2,050,000	2,050,000

On July 19, 2013, the Company issued three (3) convertible notes in the aggregate amount of $250,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share.	2,500,000	-

On October 18, 2013, the Company issued three (3) convertible notes in the aggregate amount of $280,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share.	2,800,000	-

Warrant Shares

Common stock warrants, with exercise prices ranging from $0.15 to $0.75 per share.	3,560,000	1,417,500

Option Shares

Stock options, with exercise prices ranging from $0.06 to $0.30 per share.	8,194,167	5,083,500

Total potentially outstanding dilutive common shares	21,870,834	11,317,667

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2014 and a net loss for the nine months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2014	September 30, 2013

Computers and software	5	$69,175	$46,853

Equipment under capital lease	5	6,962	6,962

Furniture and equipment	7	20,928	17,414

Leasehold improvements	*	7,425	7,425

		104,490	78,654

Less accumulated depreciation and amortization		(61,026)	(48,995)

		$43,464	$29,659

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

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense was $12,031 and $14,725 for the nine months ended June 30, 2014 and 2013, respectively.

Note 5 – Capitalized Software Development Costs

Capitalized software development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2014	September 30, 2013

Capitalized software development costs	3	$109,983	$109,983

Less accumulated amortization		(109,983)	(109,983)

		$-	$-

(i) Amortization Expense

Amortization expense amounted to $0 and $22,896 for the nine months ended June 30, 2014 and 2013, respectively.

Note 6 – Intangible Assets

The following table summarizes changes in intangible assets as of June 30, 2014:

	Estimated Life	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Customer list	3 years	$84,000	$(30,222)	$-	$53,778
Non-compete	3 years	69,183	(24,867)	-	44,316
Domain name	Indefinite	7,500	-	-	7,500
		$160,683	$(55,089)	$-	$105,594

The following table summarizes changes in intangible assets as of September 30, 2013:

	Estimated Life	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Customer list	3 years	$84,000	$(9,222)	$-	$74,778
Non-compete	3 years	69,183	(7,571)	-	61,612
Domain name	Indefinite	7,500	-	-	7,500
		$160,683	$(16,793)	$-	$143,890

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

(ii) Amortization Expense

Amortization expense amounted to $38,296 and $4,028 for the nine months ended June 30, 2014 and 2013, respectively.

Amortization expense for the next five years is as follows:

Fiscal Year ending September 30:

2014 (remainder of year)	$12,766

2015	51,061

2016	41,767

$105,594

Note 7 – Notes Payable

Short Term Note

On January 23, 2014, the Company sold a note in the amount of $50,000 to one (1) note holder with the following terms and conditions:

●	Maturing on February 28, 2014,
●	Interest rate at 12% per annum, with interest payable at maturity,
●	Penalty - upon default the Company shall issue the holder 200,000 shares of common stock of the Company.

The Company repaid the total outstanding principal along with accrued interest in the amount of $50,608 on February 27, 2014.

SBA Loan - Default and Contingent Liability

Prior to September 2010, the Company executed a note for $386,300 with the United States Small Business Administration ("SBA") with the following terms and conditions:

●	Maturing in January 2036;
●	Interest at 4% per annum;
●	Monthly principal and interest payment of $1,944

Default and Potential Violation

The Company has been in violation of certain covenants contained in this note since 2011. The circumstances that potentially led to these violations have not been cured. The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its obligation.

Debt under these obligations is as follows:

	June 30, 2014	September 30, 2013

Notes payable	$330,743	$338,223

Less: Current maturities	(10,284)	(9,981)

Notes payable, net of Current maturities	$320,459	$328,242

Future minimum principal and interest payment under SBA loan at June 30, 2014 are as follows:

Fiscal Year ending September 30:

2014 (remainder of year)	$5,832

2015	23,328

2016	23,328

2017	23,328

2018	23,328

2019 and thereafter	390,744

489,888

Less interest portion	(159,145)

330,743

Less current maturities	(10,284)

$320,459

Note 8 – Convertible Notes Payable

Debt Offering (A)

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company sold three (3) $25,000 notes or $75,000 in aggregate of unsecured, subordinated convertible notes (the "Notes") with the following terms and conditions:

●	Maturity dates ranging from October 1, 2011 to December 31, 2014 as amended;
●	Interest rate at 10% per annum, with interest payable at maturity;
●	Convertible (see further description below); and
●	Subordinate to any senior debt, mezzanine debt, secured debt, or other creditors having priority by law or agreement of the Company as may be incurred by the Company prior to maturity.

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

Derivative Warrants

Each of the three (3) note holders received a warrant to purchase shares of the Company's common stock equal to 30% of the principal amount of their note (e.g., a warrant to purchase 7,500 shares for each $25,000 invested). These warrants are exercisable at $0.75 per share expiring three (3) years from the date of issuance, i.e. May 3, 2014, June 13, 2014 and August 1, 2014, respectively.

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

On February 10, 2014, one (1) note holder signed a note amendment further extending the maturity date of the note to December 31, 2014, or the closing of an equity investment where the Company receives net proceeds of more than $500,000, whichever is earlier. This was considered a substantial modification of terms and the Company applied extinguishment accounting. The Company compared the fair value of the note on the date of modification to the as-modified note. Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $12,166, for the reporting period ended June 30, 2014.

Debt Offering (B)

On January 31, 2012, the Company sold two (2) $130,000 notes or $260,000 in aggregate of secured, subordinated convertible notes (the "Notes") with the following terms and conditions:

●	Maturing on January 31, 2015 as amended (see below),
●	Interest rate at 5% per annum, with interest payable semi-annually,
●	Default interest rate is 10% per annum,
●	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
●	Three (3) year warrants to purchase 780,000 shares of common stock, with an exercise price of $0.15 per share; and
●	Secured by all assets of the Company.

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

Debt Offering (C)

On November 19, 2012, the Company sold two (2) $102,500 notes or $205,000 in aggregate of secured, subordinated convertible notes (the "Notes") with the following terms and conditions:

●	Maturing on January 31, 2015 as amended (see below),
●	Interest rate at 5% per annum, with interest payable semi-annually,
●	Default interest rate is 10% per annum,
●	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
●	Three (3) year warrants to purchase 615,000 shares of common stock, with an exercise price of $0.15 per share; and
●	Secured by all assets of the Company.

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

Debt Offering (D)

On July 19, 2013, the Company sold $250,000 in aggregate of secured, subordinated convertible notes (the "Notes") to three (3) note holders with the following terms and conditions:

●	Maturing on January 31, 2015,
●	Interest rate at 5% per annum, with interest payable semi-annually,
●	Default interest rate is 10% per annum,
●	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
●	Three (3) year warrants to purchase 750,000 shares of common stock, with an exercise price of $0.15 per share; and
●	Secured by all assets of the Company.

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

Debt Offering (E)

On October 18, 2013, the Company sold $280,000 in aggregate of secured, subordinated convertible notes (the "Notes") to three (3) note holders with the following terms and conditions:

●	Maturing on January 31, 2015,
●	Interest rate at 5% per annum, with interest payable semi-annually,
●	Default interest rate is 10% per annum,
●	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),
●	Three (3) year warrants to purchase 1,400,000 shares of common stock, with an exercise price of $0.15 per share; and
●	Secured by all assets of the Company.

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

Convertible notes payable consisted of the following:

	June 30, 2014	September 30, 2013

Convertible notes payable	$1,020,000	$740,000
Discount on convertible notes	(222,852)	(217,020)
Convertible notes payable, net	797,148	522,980

Less current maturities	(797,148)	(25,000)

Convertible notes payable, net of current maturities	$-	$497,980

Debt Discount

The debt discounts recorded in 2013 pertain to the derivative liability classification of the embedded conversion option and warrants.

The following is a summary of the Company’s debt discount:

	June 30, 2014	September 30, 2013

Debt discount	$898,322	$765,000
Amortization of debt discount	(675,470)	(401,302)
Unamortized debt discount removed due to loss on debt extinguishment	-	(146,678)
Debt discount - net	$222,852	$217,020

Note 9 – Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued in 2013 and 2012.

As a result of the application of ASC No. 815, the fair values of the Company’s derivative liabilities are summarized as follows:

Derivative liability – September 30, 2012	$293,884
Fair value at the commitment date	946,676
Fair value of derivative liability associated with the extinguishment of the current note	(837,150)
Fair value of derivative liability under terms of newly issued modified note	1,182,217
Fair value mark to market adjustment	(199,654)
Derivative liability – September 30, 2013	1,385,973
Fair value at the commitment date	669,200
Fair value of derivative liability associated with the extinguishment of the current note	(11,667)
Fair value of derivative liability under terms of newly issued modified note	23,833
Fair value mark to market adjustment	(1,242,651)
Derivative liability – June 30, 2014	$824,688
Current portion	$564,033
260,655
$824,688

The Company recorded debt discount to the extent of the gross proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the gross proceeds. The Company recorded a derivative expense of $389,200 and $181,426 for the nine months ended June 30, 2014 and 2013, respectively. No additional debt discount was recognized in connection with the extinguishments.

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and June 30, 2014:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	162%-171%	170%-197%
Expected term:	1.09 years – 3.00 years	1 month – 2.30 years
Risk free interest rate	0.12% - 0.62%	0.02% - 0.47%

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and September 30, 2013:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	174%-243%	150%-233%
Expected term:	10 months – 3.00 years	3 months – 2.80 years
Risk free interest rate	0.11% - 0.59%	0.02% - 0.63%

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Balance – September 30, 2012	802,500	$0.17
Granted	1,365,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2013	2,167,500	$0.16
Granted	1,400,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	(7,500)	$0.75
Outstanding – June 30, 2014	3,560,000	$0.15
Exercisable – June 30, 2014	3,560,000	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15-0.75	3,560,000	1.71 years	$0.15	3,560,000	$0.15

At June 30, 2014 and September 30, 2013 the total intrinsic value of warrants outstanding and exercisable was $0 and $107,250, respectively.

Note 10 – Stockholders’ Deficit

Common Stock

The issuance of common stock during the nine months ended June 30, 2014 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued to settle liabilities	57,080	$11,933	$0.06 – 0.22
Stock options exercised	150,000	15,000	0.10
Stock issued for services	500,000	50,000	0.10
Total	707,080	$76,933	$0.06 - 0.22

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

The issuance of common stock during the fiscal year ended September 30, 2013 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued to settle liabilities	200,000	$38,000	$0.19
Stock issued in purchase of intangible assets	135,416	25,729	0.20
Total	200,000	$63,729	$0.19 - 0.20

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

Under the 2010 Plan, as amended on October 22, 2013, approximately 1.98 million shares were available for future option grants at June 30, 2014.

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

During the nine months ended June 30, 2014, the Company's board of directors authorized the grant of 3,967,000 stock options, having a total fair value of approximately $635,391, with a vesting period ranging from immediate to 2.55 years. These options expire between November 14, 2016 and January 16, 2017.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance – September 30, 2012	5,202,000	$0.11	3.73	$336,200
Granted	275,000	0.10	2.52	$27,500
Exercised	-	-
Cancelled/Modified	(366,000)	0.10
Balance – September 30, 2013 – outstanding	5,111,000	0.11	2.90	$478,160
Balance – September 30, 2013 – exercisable	4,878,708	$0.11	2.91	$454,931

Outstanding options held by related parties – September 30, 2013	1,994,000
Exercisable options held by related parties – September 30, 2013	1,994,000
Balance – September 30, 2013	5,111,000	$0.11	2.90	$336,200
Granted	3,967,000	0.11	2.63	$310,910
Exercised	(150,000)	0.10
Cancelled/Modified	(157,000)	0.10
Balance – June 30, 2014 – outstanding	8,771,000	0.11	2.29	$48,272
Balance – June 30, 2014 – exercisable	8,194,167	$0.11	2.30	$46,189

Outstanding options held by related parties – June 30, 2014	1,974,000
Exercisable options held by related parties – June 30, 2014	1,974,000

On the dates of grant during the nine months ended June 30, 2014, the Company valued stock option issuances at fair value, utilizing a Black-Scholes option valuation model. The Company utilized the following management assumptions:

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

The following is a summary of the Company’s stock options issued to related parties for services during the nine months ended June 30, 2014:

	Options	Value

Issued to board members	40,000	$6,388
Total	40,000	$6,388

On the dates of grant during the nine months ended June 30, 2014, the Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model. The Company utilized the following management assumptions:

Exercise price	$0.10
Expected dividends	0%
Expected volatility	171%
Risk fee interest rate	0.56%
Expected life of stock options	1.5 years
Expected forfeitures	0%

The Company did not issue stock options to any related parties during the year ended September 30, 2013.

The following is a summary of the Company’s non-vested stock options at June 30, 2014 and September 30, 2013:

		Weighted Average
	Unvested	Grant
	Stock Options	Date Fair Value

Non-vested – September 30, 2012	182,644	0.10
Granted	275,000	0.10
Vested/Exercised	(184,000)	0.10
Forfeited/Cancelled	(41,352)	0.09
Non-vested – September 30, 2013	232,292	0.10
Granted	3,967,000	0.11
Vested/Exercised	(3,622,459)	0.11
Forfeited/Cancelled	-	-
Non-vested – June 30, 2014	576,833	$0.12

Weighted average remaining period for vesting	2.29 years

Note 11 – Commitments and Contingencies

Consulting Agreements

On March 4, 2014, the Company entered into a consulting agreement with an Investor Relations firm with the following terms and conditions:

●	Term – 1 year, the agreement can be cancelled by either party with 30 days written notice after the first 90 days
●	Compensation – months 1-6 - $6,000 per month
●	Compensation – months 7-12 - $10,000 per month
●	Restricted stock – 75,000 shares of restricted common stock, the shares are valued at their respective grant dates 18,750 shares to be issued at the end of each 90 day period over the term

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

(A)

The Company entered into a one year Financial Advisory Agreement with Dragonfly Capital Partners, LLC (“Dragonfly”) effective October 15, 2013 (the “Dragonfly Advisory Agreement”). Pursuant to the Dragonfly Advisory Agreement, Dragonfly will act as the Company’s financial advisor to assist the Company in connection with a best efforts basis in identifying potential sources of capital.

Dragonfly shall be compensated as follows:

●	5% of the total credit facility(s) received by the Company from a completed financing with a Dragonfly identified party. The total fee due at each closing will be reduced by any retainer fees already paid to Dragonfly as detailed below.

Non-refundable retainer fees

●	$5,000 for each proposal received from a Dragonfly-identified party for a minimum credit facility of $1,000,000.
●	$10,000 upon execution of a proposal of a debt financing from a Dragonfly identified party; this amount shall be reduced by any amount payable to a lender upon signing of a proposal.

Subsequent financings within 12 months from the date of termination of the Dragonfly Advisory Agreement whereby a subsequent loan is executed or an existing loan is increased shall result in a cash fee on the new or increased capital/facility provided.

During the nine months ended June 30, 2014 the Company paid to Dragonfly non-refundable retainer fees of $5,000.

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

In May 2014 the Company signed a lease for additional office space for a five month period. The Company will pay monthly rental payments of $1,500.

Rent expense totaled $96,328 and $79,211 for the nine months ended June 30, 2014 and 2013, respectively.

In October 2013 the Company entered into a six (6) month lease agreement for a second corporate apartment starting in October 2013. The Company will pay monthly rental payments of $1,100. Rent expense totaled $9,461 and $0 for the nine months ended June 30, 2014 and 2013, respectively. In May 2014 monthly rental payments increased to $1,200.

Future minimum lease payments under this non-cancelable operating are approximately as follows:

Fiscal Year Ending September 30
2014 (remainder of year)	$36,000
2015	135,000
2016	139,000
2017	119,000
Total	$429,000

In December 2012 the Company entered into an operating lease for its corporate apartment under a month-to-month agreement starting in January 2013. The Company will pay monthly rental payments of $1,200. Rent expense totaled $11,250 and $7,200 for the nine months ended June 30, 2014 and 2013, respectively. In June of 2013 the Company cancelled the lease.

In February 2014 the Company entered into an operating lease for its Charleston, South Carolina office facility under a month-to-month agreement starting in February 2014. The Company will pay monthly rental payments of $1,300. Rent expense totaled $8,055 and $0 for the nine months ended June 30, 2014 and 2013, respectively.

In February 2014 the Company entered into an operating lease for its Newport Beach, California office facility under a month-to-month agreement starting in February 2014. Currently, the Company pays monthly rental payments of $3,750. Rent expense totaled $16,323 and $0 for the nine months ended June 30, 2014 and 2013, respectively.

Capital Lease

In April 2012, the Company entered into a capital lease agreement for computer equipment. The lease expired in May 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated useful lives.

The interest rate on the capital lease is 13.50% and was imputed based on the lower of Company’s incremental borrowing rate at the inception of the lease or the lessor’s implicit rate of return.

Interest paid during the nine months ended June 30, 2014 and 2013 was $130 and $489, respectively.

Note 12 – Concentrations

The Company has the following concentrations:

(A)  Accounts Receivable

Customer		June 30, 2014	September 30, 2013
A	***	75%	45%

(B)  Sales

Customer		June 30, 2014	June 30, 2013
A	***	74%	3%
B		0%	19%

(C)  Accounts Payable

Vendor	June 30, 2014	September 30, 2013
A	21%	29%
B	3%	14%

(D)  Purchases

Vendor	June 30, 2014	June 30, 2013
A	16%	29%
B	0%	46%
C	20%	0%
D	14%	0%
E	15%	0%
F	11%	0%

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

Stock Issuances

During July and August 2014 the Company issued 5,208 shares of its common stock for the settlement of accounts payable.

Debt Offerings

In August 2014, the Company issued an unsecured promissory note in the amount of $100,000 to a related party with the following terms and conditions:

●	Maturing in October 2014,
●	Interest rate at 6% per annum, with interest payable on maturity,
●	Default interest rate is 18% per annum,
●	Three (3) year warrants to purchase 500,000 shares of common stock, with an exercise price of $0.15 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us.. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports we file with the Securities and Exchange Commission.

CORPORATE OVERVIEW

Overview

UBL Interactive, Inc. (“we”, “us”, “our” or the “Company”) provides a comprehensive set of online identity management tools and services to businesses seeking to optimize their presence in location based search results on Web, Mobile and Social platforms. These search results typically are highly structured and include name, address, phone number and enhanced profile information, as opposed to excerpts of website information. Our Universal Business Listing (www.UBL.org) service provides a powerful, cost-effective method for ensuring the distribution and accuracy of individual business listing data across hundreds of local web directories, search engines, mobile applications and other sources of local listings data. Our profile management services allow businesses to take control of profile pages in leading, highly trafficked, search engines, social media sites, providing enhanced content about their products and services. As part of these services, we also provide an expanding range of analytical and monitoring tools to increase our customer value proposition. The Company offers services in the USA, Canada, The United Kingdom and Australia.

Results of Operations for the three months ended June 30, 2014 and 2013

The following table sets forth the summary income statement for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014	June 30, 2013

Revenues	$1,359,675	$923,415
Gross Margin	$775,205	$518,988
Operating Expenses	$(1,344,172)	$(792,341)
Other Income (Expense), net	$946,388	$(53,755)
Net Income (Loss)	$377,421	$(327,108)

Revenues: Revenue increased by approximately 47% to $1,359,675 during the three months ended June 30, 2014, from $923,415 during the corresponding three months ended June 30, 2013. For the three months ended June 30, 2014, the Company sold a total of 15,643 units, compared to 53,902 total units in the comparable period ended June 30, 2013.   The decline in total units sold is due primarily to the reduction in the number of Reputation Management Services units, of which none were sold during the three months ended June 30, 2014, compared to 42,097 units during the three months ended June 30, 2013.  The Company effectively wound down its relationship with a reseller whose main purchases from the Company consisted of Reputation Management Services.  The Company sold 15,643 Business Listing Services units during the three months ended June 30, 2014 compared to 11,803 during the three months ended June 30, 2013; and the ARPU during the three months ended June 30, 2014 was $87 compared to $57.85 for the comparable period ended June 30, 2013.  The increased ARPU is mainly attributable to our customers purchasing a larger percentage of higher priced products, including our Premium Services and Premium services in our United Kingdom market.

Approximately 98% of the Company’s sales were made through its network of resellers and channel partners during the three months ended June 30, 2014 compared to 94% for the prior comparable period. The Company had 3,710 resellers and channel partners as of June 30, 2014 compared to 3,184 as of June 30, 2013, an increase of 526.

Gross Margin: The gross profit margin was 57% during the three months ended June 30, 2014 as compared to 56% during the three months ended June 30, 2013. The increase in the gross profit margin is attributable in part to a change in the Company’s product mix.  Reputation Management Services had represented 26% of the revenue or $240,000 during the three months ended June 30, 2013 and carried a 20% margin.  During the three months ended June 30, 2014, the Company’s Business Listing Services revenue represented 100% of all revenue, with a margin of approximately 57% during the current period compared to 69% for the prior year’s comparable period.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing, investor relations and outsourcing services.

Operating expenses increased by 70% during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The overall $552,000 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase in payroll and related expenses of $158,000 was primarily due to an increase in full time staff by six and increases in base compensation to several employees.
•	An increase in travel and travel related expenses of $34,000 as a result of increased sales and marketing activities of our sales staff and international business development.
•	An increase in research and development expenses of $203,000 consisting primarily of payments to third parties for the development of software. We expense research and development costs as incurred.
•	An increase in stock-based compensation expense of $14,000, which was primarily due to stock awards issued in prior periods to employees and consultants vesting in the current period.
•	An increase in rent, insurance and other general overhead expenses of $96,000 due to the Company incurring higher costs related to its call center activities, increased computer and software maintenance costs and entering into new lease agreements for its office facility and corporate apartments.
•	An increase in professional fees of $37,000 relating to an increase in legal fees, consulting fees related to business development, financial advisory services and investor relations. The increases were slightly offset by decreased audit and accounting fees.

Other Income (Expense) – net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) – net decreased by $(1,000,143) to $946,388 for the three months ended June 30, 2014 as compared to other income (expenses) - net of $(53,755) during the three months ended June 30, 2013. For the three months ended June 30, 2014, other income (expenses) consisted of $(111,408) in interest expense, a gain on change in fair value of derivative liabilities of $1,051,455, a gain on settlement of liabilities of $3,833, and miscellaneous income of $2,508. For the three months ended June 30, 2013, other income (expenses) consisted of $17 in interest income, $(53,012) in interest expense, a loss on change in fair value of derivative liabilities of $(701), and miscellaneous expense of $(59).

Results of Operations for the nine months ended June 30, 2014 and 2013

The following table sets forth the summary income statement for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended
	June 30, 2014	June 30, 2013

Revenues	$3,201,331	$2,666,578
Gross Margin	$2,021,809	$1,505,533
Operating Expenses	$(3,706,325)	$(2,155,373)
Other Income (Expense), net	$511,177	$(746,164)
Net Loss	$(1,173,339)	$(1,396,004)

Revenues: Revenue increased by approximately 20% to $3,201,331 during the nine months ended June 30, 2014, from $2,666,578 during the corresponding nine months ended June 30, 2013. For the nine months ended June 30, 2014, the Company sold a total of 63,161 units, compared to 161,904 total units in the comparable period ended June 30, 2013.   The decline in total units sold is due solely to the reduction in the number of Reputation Management Services units, of which none were sold during the nine months ended June 30, 2014, compared to 106,018 units sold during the nine months ended June 30, 2103.  The Company effectively wound down its relationship with a reseller whose main purchases with the Company consisted of Reputation Management Services.  The Company sold 63,161 Business Listing Services during the nine months ended June 30, 2014 compared to 55,886 during the nine months ended June 30, 2013; and the ARPU during the nine months ended June 30, 2014 was $50.71 compared to $37.20 for the comparable period ended June 30, 2013.  The increased ARPU is mainly attributable to our customers purchasing a larger percentage of higher priced products, including our Premium Services and Premium Services in our United Kingdom market.

Approximately 98% of the Company’s sales were made through its network of resellers and channel partners during the nine months ended June 30, 2014 compared to 92% for the prior comparable period. The Company had 3,710 resellers and channel partners at June 30, 2014 compared to 3,184 at June 30, 2013, an increase of 526.

Gross Margin: The gross profit margin was 63% during the nine months ended June 30, 2014 as compared to 56% during the nine months ended June 30, 2013. The increase in the gross profit margin is primarily attributable to a change in the Company’s product mix.  Reputation Management Services had represented 22% of the revenue or $583,000 during the nine months ended June 30, 2013 and carried a 17% margin.  During the nine months ended June 30, 2014, the Company’s Business listing Services revenue represented 100% of all revenue, with a margin of approximately 63% during the period compared to 67% for the comparable period.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing, investor relations and outsourcing services.

Operating expenses increased by 72% during the nine months ended June 30, 2014, as compared to the nine months ended June 30, 2013. The overall $1,551,000 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase in payroll and related expenses of $360,000 was primarily due to an increase in full time staff by six and increases in base compensation to several employees.
•	An increase in travel and travel related expenses of $43,000 as a result of increased sales and marketing activities of our sales staff and international business development.
•	An increase in research and development expenses of $304,000 consisting primarily of payments to third parties for the development of software. We expense research and development costs as incurred.
•	An increase in stock-based compensation expense of $640,000, which was primarily due to stock awards issued during the current period to existing and new employees and to consultants and current and prior board members.
•	An increase in rent, insurance, office supplies and other general overhead expenses of $185,000 due to the Company incurring higher costs related to its call center activities, increased computer and software maintenance costs and entering into new lease agreements for its office facility and corporate apartments.
•	An increase in professional fees of $36,000 relating to business development, financial advisory services and investor relations. The increases were slightly offset by decreased audit and accounting fees.

Other Income (Expense) – net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) – net decreased by $(1,257,341) to $511,177 for the nine months ended June 30, 2014 as compared to other income (expenses) – net of $(746,164) during the nine months ended June 30, 2013. For the nine months ended June 30, 2014, other income (expenses) consisted of $(323,350) in interest expense, a gain on change in fair value of derivative liabilities of $1,242,651, derivative expense of $(389,200), a loss on extinguishment of debt of $(12,166), a gain on settlement of liabilities of $3,425, and miscellaneous expense of $(10,183). For the nine months ended June 30, 2013, other income (expenses) consisted of $313 in interest income, $(165,446) in interest expense, a loss on change in fair value of derivative liabilities of $(222,114), derivative expense of (181,426), a loss on extinguishment of debt of $(177,277) and miscellaneous expense of $(214).

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2014 compared to September 30, 2013:

	Period ended
	June 30, 2014	September 30, 2013	Increase/ (Decrease)
Current Assets	$2,447,505	$759,537	$1,687,968
Current Liabilities	$6,642,925	$2,843,723	$3,799,202
Working Capital Deficit	$(4,195,420)	$(2,084,186)	$2,111,234

As of June 30, 2014, we had a working capital deficit of $4,195,420 as compared to a working capital deficit of $2,084,186 as of September 30, 2013, an increase of $2,111,234. Our working capital deficit is primarily attributable to our convertible debt and related liabilities approaching maturity during the past nine months and our historic negative cash flow from operations resulting in our growing accounts payable and accrued liabilities.

Our principal source of liquidity is our cash. As of August 9, 2014, we had $48,000 in cash. We believe our existing available cash will enable the Company to meet the working capital requirements for at least the next month. We estimate that we will require approximately $1,200,000 over the next 12 months in order to sustain our operations and implement our business strategy. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products development of new products and expansion into other international markets.

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

Our Data Contribution and Service Agreement with InfoUSA, Inc., as amended, effective November 12, 2012,requires an annual minimum fee of $300,000. Any shortfall in the annual minimum fee is required to be paid in a lump sum within 30 days of the end of the contract period. InfoUSA provides data distribution services to us. For the contract period from August 21, 2012 through August 20, 2013, we met the annual minimum fee based upon the purchases we made through our normal operations and anticipate that based on our current operations to date, we will meet the annual minimum fee for the contract period from August 21, 2013 through August 20, 2014. If our operations were to decrease below current levels, we may not meet the annual minimum fee and may be forced to use cash on hand or seek to raise funds through the sale of our securities to meet the required payment.  There can be no assurance such funding will be available on terms acceptable to us, or at all.

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

Going Concern

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2014 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SBA Loan - Default and Contingent Liability

On January 16, 2006, the Company secured a loan for $386,300 from the United States Small Business Administration ("SBA"). The loan matures in January 2036 and bears interest at the rate of 4% per annum. Monthly principal and interest payment on the loan is $1,944. As of June 30, 2014 and September 30, 2013, the balance on the Note was $330,743 and $338,223, respectively.

The Company has been in violation of certain covenants contained in the loan agreement since 2011. The circumstances that potentially led to these violations have not been cured. The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its payment obligation.

Summary Cash flows for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended
	June 30, 2014	June 30, 2013
Net cash provided by (used in) operating activities	$56,610	$(179,810)
Net cash provided by (used in) investing activities	$(25,836)	$(13,775)
Net cash provided by (used in) financing activities	$264,985	$187,609

Cash Provided by (Used in) Operating Activities

Our largest source of cash provided by operating cash flows is the business listing revenues generated by resellers and through our retail e-commerce web site. Our resellers account for roughly 98% of all sales.

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

The adjustments for the non-cash items decreased from the nine months ended June 30, 2013 to the nine months ended June 30, 2014 primarily attributed to an increase in depreciation and amortization expense on property and equipment due to increased capital expenditures, an increase in amortization of debt discount due to the issuance of additional convertible promissory notes partially offset by fully amortized discounts of notes, an increase in gain on change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants, an increase in stock-based compensation expense as a result of numerous equity awards issued during the nine months ended June 30, 2014 and an increase in derivative expense due to the fair value of conversion option and warrants on dates of issuance of convertible debt securities and warrants. These increases are partially offset by a decrease in loss on extinguishment of debt due to a substantial modification of terms of numerous debt instruments during the prior period and bad debt recovery due to an adjustment to the allowance based on an analysis of receivables during the current period. In addition, the net increase in cash from changes in working capital activities from the nine months ended June 30, 2013 to the nine months ended June 30, 2014 primarily consisted of an increase in accounts receivable primarily due to increased sales, an increase in account payables and accrued expenses primarily due to an increase in payroll and payroll related expenses, legal and professional fees, consulting fees incurred and accrued and outside service providers relating to cost of sales, an increase in deferred costs due to an increase in sales and overall related costs being amortized along with higher costs incurred by outside service providers, and an increase in deferred revenue due to an increase in sales and overall revenues being amortized.

Days Sales Outstanding

Days sales outstanding during the nine months ending June 30, 2014 was 32 as compared to 43 for the nine months ending June 30, 2013. Customers are paying their bills at a faster pace in the current period then in the prior comparable period, which had a positive impact on the Company’s cash flow.

Cash Provided by (Used in) Investing Activities

Cash provided by or used in investing activities primarily consist of acquisitions of businesses and intangible assets, and purchases of property and equipment.

Cash used in investing activities increased from the nine months ended June 30, 2013 to the nine months ended June 30, 2014, primarily attributed to an increase in capital expenditures related to our office furniture and equipment.

In order to continue to expand its product offering and to scale its business, the Company expects to make investments in software development both externally sourced and internally developed, and the hardware and applications to support such software. We expect to make significant investments in our systems, data centers, corporate facilities and information technology infrastructure in 2014 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend cash on acquisitions and other investments from time to time. These acquisitions accelerate revenue growth, provide cost synergies, and generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. Presently, we have no agreements with any potential acquisition candidates and there can be no assurance that we will be able to consummate any such transactions.

Cash Provided by (Used in) Financing Activities

Cash provided by or used in financing activities consists primarily of net proceeds from issuance or repayments of conventional notes, convertible promissory notes and capital leases.

Cash provided by financing activities increased from the nine months ended June 30, 2013 to the nine months ended June 30, 2014, which was primarily driven by an increase in the issuance of convertible promissory notes.

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

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective beginning January 1, 2017, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

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

The Company’s capital lease liability, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and September 30, 2013.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock in Exchange for Intellectual Property

From June 1, 2014 through August 10, 2014, the Company issued one individual an aggregate of 10,416 shares of common stock as partial settlement of a liability related to the purchase of certain intellectual property.

The foregoing issuance of the shares of common stock was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBL Interactive, Inc.

Date: August 14, 2014	/s/ Doyal Bryant
Doyal Bryant
Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

