Form 10-K
period 2014-09-30
UBL Interactive,Inc.
filed 2014-12-29
CIK 1576778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-54955

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of March 31, 2014, there were 34,591,841 shares of the registrant’s common equity outstanding. On March 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, 22,288,841 shares of its common stock, $0.01 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was $4,234,880, based on the last sale price of $0.19 per share of the common stock on March 31, 2014. Shares of common stock held by each officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of December 24, 2014, there were 35,263,713 shares of common stock outstanding.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the SEC (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the SEC’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

We believe our revenue model is simple and powerful for users and partners alike. Our product offerings have grown from a simple single-offer “Business Listing Syndication” service at $30/year, to our current portfolio “Business Profile Management” products, targeting all sizes of businesses with a range from $79/year up to $399/year per outlet. By providing the right mix of listing and analytics products, we believe that we will be able to increase our average revenue per unit (ARPU), strengthen our relationships with customers and increase retention. With substantial discounts for wholesale agencies and commissions for online affiliates, we also believe we represent an attractive revenue generating opportunity for traditional and emerging channels seeking to transition from legacy media to online models.

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

Industry experts[1] estimate that there are a large number of errors in the name, address, phone number and website address information of small business and enterprise listings resulting in a high cost to business in lost revenue. Enhanced profile information, such as product descriptions and hours of operation, is regularly found to be inconsistent, incomplete or missing entirely. While small business listings are less volatile, at the enterprise level, changes caused by mergers, office relocations, branch closures, phone system changes and local managers not following corporate branding conventions, frequently result in inaccurate information across listings. Correcting these issues requires regular maintenance and management on a broad scale.

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

[1] (http://screenwerk.com/2013/03/04/the-high-cost-of-missing-listings-10-billion-or-more/)

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

Technology

We own and control our technology platform, but also integrate third party data sources, solutions and technologies depending on factors such as the cost/benefit of development, market experimentation and competition. Our platform runs on Microsoft .Net and Sequel technologies, housed in a secure data center in Charlotte, North Carolina backed up daily, off-site and with redundant fail-over servers. Our team is experienced in managing customer-facing web sites and content databases. We have developed specialized technologies and processes for the purpose of listing syndication and identity analytics.  We also have developed open-source-based applications and run several aspects of our platform on cloud hosting services. We intend to continue to invest in these technologies to provide the most advanced set of solutions for our customer base.

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

Market Opportunity

In the United States, there are approximately 29 million business establishments[2], approximately 2.2 million in the U.K., approximately and 1 million in Canada.) It is important for every one of these locations that their identity is well managed. Furthermore, additional data points and meaningful identity descriptors are being added every year. Through our work online with global interactive advertising agencies and channel partners, we believe we are in a position to provide foundational identity services to businesses worldwide.

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

[2] http://www.census.gov/econ/smallbus.html

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

Employees

As of December 17, 2014 we have 47 employees, of which 46 are full time employees. Our employees work from our headquarters in Charlotte, with approximately 7 employees working from home offices in North Carolina, California, Illinois and New York, primarily engaged in sales.

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

We are a developing company and have incurred losses since we were formed. As of September 30, 2013 and September 30, 2014, we have an accumulated total deficit of $6,013,373 and $7,345,100, respectively.  For the fiscal year ended September 30, 2013 and September 30, 2014, we had net losses of $1,960,839 and $1,331,727, respectively.  We cannot predict the extent of future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations.

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

In their report dated December 29, 2014 our independent registered public accountants stated that our financial statements for the year ended September 30, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern, which may hinder our ability to obtain future financing, is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We will need to raise substantial additional capital to commercialize our technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

As of September 30, 2014 our cash balance was $735,562 and our working capital deficit was $4,302,798. Our existing capital resources are not sufficient to fund our operations for the next 12 months. At our current burn rate, we estimate that our existing capital resources will fund our operations for only the next month. We estimate that we will require approximately $1,500,000 over the next 12 months in order to sustain our operations and implement our business strategy. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. The development of our business will require substantial additional capital in the future to conduct research and development and commercialize our technology. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms.

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

One customer accounted for a large portion of our revenue, the loss of either one of these clients will affect our revenues.

For the year ended September 30, 2014, one customer accounted for 80% of our sales bookings. Any disruption in the relationships between us and these clients would adversely affect our business.  In addition, to the extent that we are unable to generate orders from new customers, we may have difficulty operating our business and may have to scale back our operations.

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

Our success is largely dependent upon the continued contributions of our officers, including Doyal Bryant, our co-founder and Chief Executive Officer, Chris Travers, our Co-founder, Chief Revenue Officer and President.  These executives have significant background and knowledge of the industry and we depend on them to lead our commercialization efforts and develop new business opportunities for the Company. We do not maintain key man life insurance on our executives. If we were to lose the services of Messrs. Bryant and Travers, we may lose our ability to fully commercialize our universal business listing service and expand our business which will significantly impact our financial viability and prospects.

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

As of December 24, 2014, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 45.0% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1b.  Unresolved staff comments

None.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTC Bulletin Board (OTCBB) and the OTC Markets QB Tier (OTCQB) under the symbol “UBLI.”  There is currently a very limited market for our common stock and there can be no assurance that a more active market will develop.

The following table sets forth the high and low bid prices for our common stock for the fiscal quarters indicated as reported by OTC Markets Group, Inc. No bid prices are reported prior to the quarters listed below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is thinly traded and, thus, pricing of our common stock on OTC Markets QB Tier does not necessarily represent its fair market value.

	High	Low

September 30, 2014	$.080	$.035
June 30, 2014	$.160	$.030
March 31, 2014	$.160	$.010

As of December 24, 2014, we had approximately 611 stockholders of record.  Our transfer agent is VStock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, New York 11516.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Unregistered Sales of Equity Securities.

Issuance of Common Stock in Exchange for Intellectual Property

From September 1, 2014 through December 17, 2014, the Company issued one individual an aggregate of 20,832 shares of common stock as partial settlement of a liability related to the purchase of certain intellectual property.

The issuance of the shares of common stock was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Issuance of Common Stock in Exchange for Services

On December 16, 2014, the Company issued an investment banking firm an aggregate of 625,000 shares of common stock for services at a fair value of $56,250 ($0.09 per share).

The issuance of the shares of common stock was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Warrants Issued with Notes

In August 2014, the Company sold an aggregate of $300,000 principal amount of unsecured, notes (the "August 2014 Notes") to two of our directors.

In connection with the issuance of the August 2014 Notes, the Company issued three (3) year warrants to purchase an aggregate of 1,500,000 shares of common stock, with an exercise price of $0.15 per share.

On December 5, 2014, we entered into a term loan agreement (the “Term Loan Agreement”) with Grace McLain Capital Advisors, LLC (“Lender”) pursuant to which Lender will lend us up to $600,000 in unsecured term loans in three tranches of $200,000 each (the “Loans”). Also on December 5, 2014, we received the first $200,000 tranche from Lender under the Term Loan Agreement (the “Tranche A Term Loan”). At our option, under the Term Loan Agreement, Lender will lend us a second $200,000 (the “Tranche B Term Loan”) and a third $200,000 (the “Tranche C Term Loan”).

In connection with the Tranche A Term Loan, the Company issued two (2) year warrants to purchase an aggregate of 527,493 shares of common stock, with an exercise price of $0.15 per share.

The issuance of the foregoing warrants were deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Warrants Issued with Note Agreement Amendment

On November 28, 2014, the Company entered into a fourth amendment (the “Fourth Amendment”) to certain transaction documents pursuant to which three investors had lent funds to the Company in exchange for secured convertible promissory notes and warrants. Pursuant to the terms of the Fourth Amendment, these investors agreed to waive the prohibition against the Company’s prepayment of the notes, originally due to be paid in full by January 31, 2015, so long as the notes would paid off at one time, in full, on or before December 31, 2014, at 105% of the amount owed on the notes. The three investors also agreed to suspend their rights to convert any outstanding portions of the notes through December 31, 2014. The Company cannot, however, guarantee that it will be able to prepay the notes by December 31, 2014.

As consideration for the Fourth Amendment, the Company issued warrants to the investors to purchase, for cash, shares (the “Warrant Shares”) of the Company’s common stock at an exercise price per Warrant Share to be determined. The number of Warrant Shares which may be issued to the three investors and the exercise price thereof will be determined by reference to a public or private offering of the Company’s securities expected to be completed in 2015 resulting in minimum gross proceeds of $10,000,000 (the “Qualified Offering”). The Qualified Offering will involve the sale of common stock of the Company and/or other Company securities which are exercisable for or convertible into common stock of the Company. The warrants will be exercisable for a period of three years from the closing of the Qualified Offering. The three investors will receive 30% warrant coverage tied to the principal amount of the convertible notes purchased by the three investors. The number of warrants and the number of Warrant Shares issuable to the three investors thereunder will be based on the price at which Company common stock issued in the Qualified Offering is sold or, if the Qualified Offering does not directly include the sale of common stock, the price at which such other Company securities sold in the Qualified Offering are exercisable or convertible into common stock. The initial exercise price of the warrants will be set at 90% of the price at which the Company’s common stock is sold in the Qualified Offering (or where applicable, at 90% of the exercise or conversion price for the other securities sold in the Qualified Offering).

The foregoing is a summary of the material terms of the Fourth Amendment and the related warrants. This summary is subject to, and is qualified in its entirety by, reference to the Fourth Amendment and form of warrant that are filed as exhibits to this Report and incorporated herein by reference.

The issuance of the foregoing warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Equity Compensation Plan Information.

The following table summarizes information about our equity compensation plans as of September 30, 2014.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options and Warrants	Weighted- Average Exercise Price of Outstanding Options and Warrants	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	8,771,000	$0.11	1,979,000
Equity Compensation Plans Not Approved by Stockholders	-	-	-
Total	8,771,000		1,979,000

Item 6.  Selected Financial Data.

Not required for small reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the SEC.

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

Results of Operations for the years ended September 30, 2014 and 2013

The following table sets forth the summary income statement for the years ended September 30, 2014 and 2013:

	For the Fiscal Year Ended
	September 30, 2014	September 30, 2013

Revenues	$4,927,374	$3,430,177
Gross Margin	$2,745,805	$2,031,661
Operating Expenses	$(5,029,301)	$(2,989,210)
Other Income (Expense), net	$951,769	$(1,003,290)
Net Loss	$(1,331,727)	$(1,960,839)

Revenues: Revenue increased by approximately 44% to $4,927,374 during the year ended September 30, 2014, from $3,430,177 during the corresponding year ended September 30, 2013. For the year ended September 30, 2014, the Company sold a total of 88,708 units, compared to 183,834 total units in the comparable period ended September 30, 2013.   The decline in total units sold is due solely to the reduction in the number of Reputation Management Services units, of which none were sold during the year ended September 30, 2014, compared to 114,609 units during the year ended September 30, 2103.  The Company effectively wound down its relationship with a reseller whose main purchases with the company consisted of Reputation Management services.  The Company sold 88,708 Business Listing Services during the year ended September 30, 2014 compared to 69,225 during the year ended September 30, 2013. The ARPU during the year ended September 30, 2014 was $55.55 compared to $18.66 for comparable period ended September 30, 2013.  The increased ARPU is attributable to our customers purchasing a larger percentage of higher priced products, including our Premium Services and Premium Services in our United Kingdom market.

Approximately 98% of the Company’s sales were made through its network of resellers and channel partners during the year ended September 30, 2014 compared to 93% for the year ended September 30, 2013. The Company had 3,337 resellers and channel partners at September 30, 2014 compared to 2,991 at September 30, 2013, an increase of 346.

Gross Margin: The gross profit margin was 56% during the year ended September 30, 2014 as compared to 59% during the year ended September 30, 2013. The decrease in the gross profit margin is primarily attributable to a decline in the margin in Business Listing Services, which represented 100% of the revenue of the company for the year ended September 30, 2014. The Business Listing Services margin was 56% for the period ending September 30, 2014 compared to 69% for the comparable period ended September 30, 2013. In the year ended September 30, 2013 Reputation Management Services had represented 18% of revenue or $646,000 and carried an 18% gross profit margin.

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

Operating expenses increased by 68% during the year ended September 30, 2014, as compared to the year ended September 30, 2013. The overall $2,040,091 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase of payroll and related expenses of $501,000, excluding stock based compensation, was primarily due to an increase in full time staff by six and increases in base compensation to several employees.
●	An increase in travel and travel related expenses of $59,000 as a result of increased sales and marketing activities of our sales staff and international business development.
●	An increase of research and development expenses of $383,000. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred.
●	An increase in stock based compensation expense of $685,000. The increase was primarily due to stock awards issued during the current period to existing and new employees, consultants and current and prior board members during the current period.
●	An increase in rent, insurance, office supplies and other general overhead expenses of $378,000 due to the Company incurring higher costs related to its call center activities, increased computer and software maintenance and licensing costs and entering into new lease agreements for its office facility and corporate apartments.
●	An increase in professional fees of $9,800 (excluding stock based compensation). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations. The increases were offset by decreased legal, audit and accounting fees.
●	The Company recorded recovery of bad debt of $21,000 during the year ended September 30, 2014 as a result of an adjustment to our allowance for doubtful accounts based on a year end analysis of accounts receivable. During the year ended September 30, 2013 the Company recorded bad debt expense of $53,500.
●	The Company recorded impairment charges in the aggregate of $92,829 during September of 2014 relating to intangible assets acquired during the second quarter of 2013.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net increased by $1,955,059 to $951,769 during the year ended September 30, 2014 as compared to other income (expenses) - net of $(1,003,290) during the year ended September 30, 2013. For the year ended September 30, 2014 other income (expenses) consisted of $(480,967) in interest expense, a gain on change in fair value of derivative liabilities of $1,850,369, derivative expense of $(389,200), a loss on extinguishment of debt of $(12,166), a gain on settlement of liabilities of $5,040, and miscellaneous expense of $(21,307). For the year ended September 30, 2013 other income (expenses) consisted of $341 in interest income, $(219,761) in interest expense, a gain on change in fair value of derivative liabilities of $199,654, derivative expense of (491,676), a loss on extinguishment of debt of $(491,745) and miscellaneous expense of $(103).

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2014 compared to September 30, 2013:

	Period ended
	September 30, 2014	September 30, 2013	Increase/ (Decrease)
Current Assets	$4,399,128	$759,537	$3,639,591
Current Liabilities	$8,701,926	$2,843,723	$5,858,203
Working Capital Deficit	$(4,302,798)	$(2,084,186)	$2,218,612

As of September 30, 2014, we had a working capital deficit of $4,302,798 as compared to a working capital deficit of $2,084,186 as of September 30, 2013, an increase of $2,218,612. Our working capital deficit is primarily attributable to our convertible debt and related liabilities approaching maturity during the past year and our historic negative cash flow from operations resulting in our growing accounts payable and accrued liabilities.

Our principal source of liquidity is our cash. As of December 12, 2014, we had $400,000 in cash. We believe our existing available cash will enable the Company to meet the working capital requirements for at least the next month. We estimate that we will require approximately $1,500,000 over the next 12 months in order to sustain our operations and implement our business strategy. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Our Data Contribution and Service Agreement with InfoUSA, Inc., as amended, effective November 12, 2012, requires an annual minimum fee of $300,000. Any shortfall in the annual minimum fee is required to be paid in a lump sum within 30 days of the end of the contract period. InfoUSA provides data distribution services to the Company. For the contract period from August 21, 2013 through August 20, 2014, UBL met the annual minimum fee based upon the purchases made through normal operations and anticipates that based on current operations to date, will meet the annual minimum fee for the contract period from August 21, 2014 through August 20, 2015. If operations were to decrease below current levels, UBL may not meet the annual minimum fee and may be forced to use cash on hand or seek to raise funds through the sale of its securities to meet the required payment.  There can be no assurance such funding will be available on terms acceptable to us, or at all.

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

Going Concern

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2014 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our auditor in its report dated December 29, 2014, has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 5, 2014, we entered into a term loan agreement (the “Term Loan Agreement”) with Grace McLain Capital Advisors, LLC (“Lender”) pursuant to which Lender will lend us up to $600,000 in unsecured term loans in three tranches of $200,000 each (the “Loans”). Also on December 5, 2014, we received the first $200,000 tranche from Lender under the Term Loan Agreement (the “Tranche A Term Loan”). At our option, under the Term Loan Agreement, Lender will lend us a second $200,000 (the “Tranche B Term Loan”) and a third $200,000 (the “Tranche C Term Loan”).

The Tranche A Term Loan will be repaid in six consecutive monthly installments of principal and interest on the 15th day of each month commencing the month following execution of this Agreement and continuing until June 15, 2015 with the balance then owing under this Agreement being paid at that time.

The Tranche B Term Loan would be repaid in consecutive monthly installments of interest only ($2,000.00 per month) beginning on the 30th day following the closing of that tranche and continuing until the sixth month following the closing of the tranche, with the entire principal amount and the balance of interest then owing under this tranche being paid at that time.

The Tranche C Term Loan would be repaid in full, including principal and interest, on or before the 180th day following the closing of that tranche.

The Tranche A Term Loan and Tranche B Term Loan will carry interest at a rate of 12% per annum while the Tranche C Term Loan will carry interest at a rate of 14% per annum, with all interest amounts compounded annually.

We may prepay any of the Loans in minimum increments of $100,000 and any such prepayments will include an additional premium of 3% of the prepayment amount, subject to certain exclusions.

On the closing of the Tranche A Term Loan, we paid Lender a 2% ($4,000) structuring fee and a 1% ($2,000) closing fee on the principal amount of the Tranche A Term Loan. Lender will receive the same fees in the same amounts on the Tranche B Term Loan and the Tranche C Term Loan if we exercise our option to close one or both of those additional loans. We have also agreed to reimburse Lender for out of pocket costs related to the Loans (including reasonable legal fees, due diligence and other costs) up to a maximum of $7,500 and we have given Lender a deposit of $6,500 against these reimbursable expenses.

In connection with the Tranche A Term Loan, the Company issued two (2) year warrants to purchase an aggregate of 527,493 shares of common stock, with an exercise price of $0.15 per share.

SBA Loan - Default and Contingent Liability

On January 16, 2006, the Company secured a loan for $386,300 from the United States Small Business Administration ("SBA"). The loan matures in January 2036 and bears interest at the rate of 4% per annum. Monthly principal and interest payment on the loan is $1,944. As of September 30, 2014 and September 30, 2013, the balance on the Note was $328,380 and $338,223, respectively.

The Company has been in violation of certain covenants contained in this note since 2011. The circumstances that potentially led to these violations have not been cured. The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its obligation.

Summary Cash flows for the years ended September 30, 2014 and 2013:

	Year Ended
	September 30, 2014	September 30, 2013
Net cash provided by (used in) operating activities	$77,858	$(413,255)
Net cash provided by (used in) investing activities	$(30,435)	$(17,193)
Net cash provided by (used in) financing activities	$562,622	$429,200

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

The adjustments for the non-cash items decreased from the year ended September 30, 2013 to the year ended September 30, 2014 primarily attributed to an increase in depreciation and amortization expense on property and equipment due to increased capital expenditures, an increase in amortization of debt discount due to the issuance of additional convertible promissory notes partially offset by fully amortized discounts of notes, an increase in gain on change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants, an increase in stock-based compensation expense as a result of numerous equity awards issued during the year ended September 30, 2014 and an impairment of intangible assets being recorded in September 2014. These increases are partially offset by a decrease in loss on extinguishment of debt due to a substantial modification of terms of numerous debt instruments during the prior period, a decrease in derivative expense due to the fair value of conversion option and warrants on dates of issuance of convertible debt securities and warrants and bad debt recovery due to an adjustment to the allowance based on an analysis of receivables during the current period. In addition, the net increase in cash from changes in working capital activities from the year ended September 30, 2013 to the year ended September 30, 2014 primarily consisted of an increase in accounts receivable primarily due to increased sales, an increase in account payables and accrued expenses primarily due to an increase in payroll and payroll related expenses, legal and professional fees, consulting fees incurred and accrued and outside service providers relating to cost of sales, an increase in deferred costs due to an increase in sales and overall related costs being amortized along with higher costs incurred by outside service providers, and an increase in deferred revenue due to an increase in sales and overall revenues being amortized.

Days Sales Outstanding

Days sales outstanding during the year ending September 30, 2014 was 66 as compared to 62 for the year ending September 30, 2013. Customers are paying their bills at a slower pace in the current period then in the prior comparable period which had a negative impact on the Company’s cash flow.

Cash Provided by (Used in) Investing Activities

Cash provided by or used in investing activities primarily consist of acquisitions of businesses and intangible assets, and purchases of property and equipment.

Cash used in investing activities increased from the year ended September 30, 2013 to the year ended September 30, 2014, primarily attributed to an increase in capital expenditures related to our office furniture and equipment.

In order to continue to expand its product offering and to scale its business, the company expects to make investments in software development both externally sourced and internally developed, and the hardware and applications to support such software. We expect to make significant investments in our systems, data centers, corporate facilities, and information technology infrastructure in 2015 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

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

Cash provided by financing activities increased from the year ended September 30, 2013 to the year ended September 30, 2014, primarily driven by an increase in the issuance of related party notes and convertible promissory notes.

Recent Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
2	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
3	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and other current assets, deferred costs, accounts payable and accrued liabilities, and deferred revenue, approximate their fair values because of the short maturity of these instruments.

The Company’s capital lease obligation, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014 and 2013.

The Company’s Level 3 financial liabilities consist of derivative convertible notes and derivative warrants issued in connection with the Company’s convertible promissory notes (the "Notes"), for which there is no current market for these securities, such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of an independent valuation expert, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Financial Instruments

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible notes and derivative warrant liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative convertible notes and derivative warrant liabilities.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 815-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 815-10-05-4”). Paragraph 815-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Derivative Liability

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

The Company marks to market the fair value of the remaining derivative convertible notes and derivative warrants at each balance sheet date and records the change in the fair value of the remaining derivatives as other income or expense in the consolidated statements of operations.

The Company utilizes the Lattice model that values the liability of the derivatives based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm. The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives). The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features. Based on these features, there are two primary events that can occur; the Holder converts/exercises the Notes/Warrants or the Notes/Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on the underlying factors which led to potential scenarios. Probabilities were assigned to each scenario based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

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

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

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

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the consolidated financial statements included herein.

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

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

Our management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and the CFO, concluded that, as of September 30, 2014, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position
Doyal Bryant	61	Chief Executive Officer and Chairman
Chris Travers	57	Chief Revenue Officer, President and Director
Paul Donlan	50	Chief Operating Officer
David Jaques	58	Chief Financial Officer and Director
Jeff Guzy	63	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Doyal Bryant. Mr. Bryant is a co-founder of the Company. Since January 2010, Mr. Bryant has served as our Chief Executive Officer and previously served as EVP of Strategic Partnership Development from September 2007 through January 2010.  Mr. Bryant also is serving as Chairman of the Board of Directors since June of 2012 of the Company. Mr. Bryant has served as a Director of the Company since 2010 From March 2004 through November 2006, Mr. Bryant served as CEO at Scientigo, Inc., a local and Enterprise search platform with 4 issued patents and acquirer of Find.com. Mr. Bryant has served as Managing Partner at BlueLake Capital Partners from 2008 to 2010 which provides advisory services and management support to growth stage companies. Mr. Bryant has also served as President of IGC Acquisitions, Inc., a facilities’ based International VoIP Telecom Carrier, a position he held from 2007 to 2009. Mr. Bryant holds a B.S. in Business Administration from Drury University. The Board has concluded that Mr. Bryant is qualified to serve as a director of the Company because of the depth of his knowledge and experience in the identity in which we operate.

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

Paul Donlan. Paul is the head of business development for UBL and also manages the company's international and channel partnerships. Paul has 25 years of experience in directories and classified advertising, having served as CEO for 3L Media Inc., founder of Superpages Australia, and founder and chairman of JPM Media Pry Ltd. Paul has been a consultant with China Telecom, Shanghai Yellow Pages, Telekom Malaysia, Mi Pueblo Publication, California Directory Publications, and Ojai PhoneBook. For 6 years, Paul was president and CEO of net-linx, where he oversaw a staff of 450 servicing technology publishing industries across the globe. Prior to this role, Paul held various management positions during a 15 year tenure at Sensis and Telstra in Australia. Paul's career includes a strong record of revenue growth and cost containment across international markets. Mr. Donlan received an Associate Degree – Electronics Technician from the Australian Telecommunication Commission – Technical Institute in 1989 and attended the Master of Business Administration in International Management program at the University Royal Melbourne Institute of Technology from 1998 to 1999.

David Jaques. Mr. Jaques has served as a director since August 2010 and the Chief Financial Officer of the Company since September 2014. Mr. Jaques previously served as the CFO of the Company from February 2010 through August 2010. Since 2008, Mr. Jaques has served as a partner in Greenough Consulting Group, Inc. a company which provides financial consulting services, and is CFO of the venture capital entity 500 Startups. Mr. Jaques previously served as the founding CFO of Paypal and CFO of BlueRun Ventures LP, a Venture capital firm.   Mr. Jaques has served as a director of the publicly traded company Mobivity Holdings Corp. and is currently the Chairman of that company’s audit committee. The Board has concluded that Mr.Jaques is qualified to serve as a director of the Company because of his experience in working with similar types of companies in the Internet sector and his extensive finance background.

Jeff Guzy. Mr. Guzy currently heads up business development for GeoPay Inc, a mobile money platform.  He is the former president of the public company Leatt Corporation (LEAT), (2007-2011) a worldwide provider of revolutionary protection systems for the helmeted, motor-sports industry.  He is currently on the Leatt Board of Directors and is Chairman of that company’s audit and compensation committees.  From 2000 through 2002, Mr. Guzy was General Manager at Loral Space Systems, responsible for developing their satellite internet access business in North and South America. Before Loral Space Systems, Mr. Guzy was a founder of FaciliCom International (1994-1999), an international telecom carrier. He was instrumental in building the company’s service in 10 countries, across Europe and North America, as EVP of Sales, Marketing, Product and Business Development. He played a key role in the sale of FCI to World Access. Mr. Guzy has had key executive positions at several large international carriers, including Comsat International, Sprint International, and Bell Atlantic’s Information Services group. He has held program and project start-up responsibilities along with senior business development positions at all these firms. Mr. Guzy currently chairs the audit and compensation committees and is on the Board of Directors of the public company Capstone Industries, a specialty China manufacturer, with strong retail distribution in the USA.  He is also a Board Member of the public company Universal Business Listings Interactive (UBLI.OTC) which provides business identity management tools, and he chairs the compensation committee of that company. Mr. Guzy has an MBA from the Wharton School of Finance, University of Pennsylvania, and an MS in systems engineering from the Moore School of Engineering, University of Pennsylvania. He has a BS in electrical engineering from Penn State University and a certificate in theology from Georgetown University. The Board has concluded that Mr.Guzy is qualified to serve as a director of the Company because of his expertise in working with small public companies as well as with national and international business development.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Our common stock is registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act. Section 16(a) requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended September 30, 2014, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock, satisfied his or her Section 16(a) filing requirements, although certain reports were filed on a late basis.

Corporate Governance

Audit Committee

We do not presently have an audit committee. Our board of directors currently acts as our audit committee and oversees our audits and auditing procedures.  The Board of Directors has at this time determined that David Jaques is an “audit committee financial expert” within the meaning of Item 407(d)(5) for SEC regulation S-K.

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

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To request a copy of the Code of Ethics, please make written request to our Secretary, at UBL Interactive, Inc., 6701 Carmel Road, Suite 202, Charlotte, NC 28226.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended September 30, 2014 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2014; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2014; (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2014 that received annual compensation during the fiscal year ended September 30, 2014 in excess of $100,000; and (iv) the two most highly compensated non-executive officers whose total annual compensation exceeded $100,000 during the fiscal year ended September 30, 2014 (together, the “Named Executive Officers”).

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)(2)(3)	All Other Compensation ($) (6)	Total ($)
Doyal Bryant CEO	2014 2013	244,231		164,815		409,046
		120,673			98,558	219,231

David Jaques (4) CFO	2014 2013	7,500				7,500
		-				-

Paul Donlan (5) COO	2014 2013	148,558		107,252		224,712
		76,154				76,154

John Patton (5) Former COO	2014 2013	207,692 114,679		139,727		347,419 191,346
					76,667

Chris Travers CRO and President	2014 2013	207,692		155,234		362,926
		107,692			92,308	200,000

Damian Rollison VP Product and Technology	2014 2013	135,369		15,969		151,338
		117,938		3,385		121,323

Thomas Stevens VP National Accounts	2014 2013	130,000				130,000
		42,500				42,500

(1)	Includes all options granted by us as compensation for employment services or office. The grants to each named executive officer were determined by the compensation committee, which took into consideration each officer’s contributions to Company’s performance.

(2)	The fair value of the options granted is obtained by multiplying the number of options granted by their value established according to the Black - Scholes pricing model. This value is the same as the fair value established in accordance with generally accepted accounting principles. The following assumptions were used for options granted in 2014: expected volatility – 171%; risk-free rate – 0.56%; forfeiture rate – 0.00%; expected life – 1.5 years; dividend yield – 0%. The following assumptions were used for options granted in 2013: expected volatility – 174%; risk-free rate – 0.52%; forfeiture rate – 0.00%; expected life – 1.5 – 2.8 years; dividend yield – 0%.

(3)	The value of the options will be expensed over the requisite vesting period of the options ranging from immediate to 2.55 years.

(4)	Mr. Jaques was appointed Chief Financial Officer as of September 2, 2014.

(5)	Mr. Donlan was appointed Chief Operating Officer as of October 27, 2014, replacing Mr. Patton in that position on that date.

(6)	See September 20, 2013 amendments under employment agreements below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the Named Executive Officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of September 30,2014.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Doyal Bryant		750,000	$0.12	9/16/17	-	-	-
		1,000,000	$0.12	9/14/16
		60,000	$0.10	9/14/16

Chris Travers		750,000	$0.12	9/16/17	-	-	-
		1,000,000	$0.12	9/14/16

David Jaques		120,000	$0.06	10/1/15
		100,000	$0.06	12/17/15
		120,000	$0.10	05/15/15
		20,000	$0.10	9/14/16

Paul Donlan		600,000	$0.10	9/14/16

DIRECTOR COMPENSATION

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended September 30, 2014 in the director's capacity as director.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Doyal Bryant	-	-	-	-	-	-	-
Chris Travers	-	-	-	-	-	-	-
David Jaques	-	-	3,194	-	-	-	3,194
Jeff Guzy	-	-	3,194	-	-	-	3,194

(1)	Includes all options granted by us as compensation for employment services or office.

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

On September 20, 2013, we entered into an amendment to the employment agreement (the “Amendment”) with Mr. Bryant. The Amendment provides that the Base Salary only for calendar year 2013 will be $112,500 per annum which shall revert to the Base Salary provided in the Agreement with Mr. Bryant upon the occurrence of the earliest of (Trigger Event”):  (i) the Company’s month end cash balance being equal to at least $2,000,000, (ii) closing of a financing transaction with aggregate proceeds of at least $2,000,000, or (iii) a Change of Control.  In addition, the Amendment provide for the payment of a performance bonus which shall equal to 112,500 multiplied by a fraction, the numerator of which is the number of days you are employed during calendar year 2013 prior to the occurrence of any Trigger Event and the denominator of which is 365, plus $198,269.46.

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

On September 20, 2013, we entered into an amendment to the employment agreement (the “Amendment”) with Mr. Travers. The Amendment provides that the Base Salary only for calendar year 2013 will be $100,000 per annum which shall revert to the Base Salary provided in the Agreement with Mr. Travers upon the occurrence of the earliest of (Trigger Event”):  (i) the Company’s month end cash balance being equal to at least $2,000,000, (ii) closing of a financing transaction with aggregate proceeds of at least $2,000,000, or (iii) a Change of Control.  In addition, the Amendment provide for the payment of a performance bonus which shall equal to 100,000 multiplied by a fraction, the numerator of which is the number of days you are employed during calendar year 2013 prior to the occurrence of any Trigger Event and the denominator of which is 365, plus $202,115.64.

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

On September 20, 2013, we entered into an amendment to the employment agreement (the “Amendment”) with Mr. Patton. The Amendment provides that the Base Salary only for calendar year 2013 will be $100,000 per annum which shall revert to the Base Salary provided in the Agreement with Mr. Patton upon the occurrence of the earliest of (Trigger Event”):  (i) the Company’s month end cash balance being equal to at least $2,000,000, (ii) closing of a financing transaction with aggregate proceeds of at least $2,000,000, or (iii) a Change of Control.  In addition, the Amendment provide for the payment of a performance bonus which shall equal to 100,000 multiplied by a fraction, the numerator of which is the number of days you are employed during calendar year 2013 prior to the occurrence of any Trigger Event and the denominator of which is 365, plus $58,076.

On August 12, 2014, we entered into an employment agreement with Paul Donlan to serve as our Chief Operating Officer. This Agreement is for term ending on December 31, 2015 unless otherwise terminated earlier or extended by the parties pursuant to the Agreement. Under the agreement, Mr. Donlan will receive a base annual salary of $165,000 per year, with potential for a 7.5% increase every 12 months commencing January 1, 2015, subject to certain performance milestones to be established by the Board with such increase to be in the Board’s sole discretion.  Additionally, Mr. Donlan is shall be eligible to receive one or more cash bonuses of $25,000 or an amount to be determined by the Board, (for a 6 month period) in its sole discretion based on performance criteria to be determined by the Board, which shall be based upon the Mr. Donlan’s individual performance as well as the Company’s overall performance during the Term. Mr. Donlan is also eligible for grants of awards under any plan for equity compensation that the Company may adopt. Specifically, Mr. Donlan shall receive, subject to (i) Board approval, and (ii) compliance with our equity incentive plan, the following equity compensation: options to purchase 250,000 shares of the Company’s common stock upon execution of this Agreement; options to purchase 250,000 shares of the Company’s common stock at December 31, 2014; options to purchase 250,000 shares of the Company’s common stock at June 30, 2015; and options to purchase 250,000 shares of the Company’s common stock at December 31, 2015. Additionally, Mr. Donlan will be entitled to reimbursement of all reasonable job related business expenses, four weeks paid vacation and receipt of all benefits granted to our senior executives including full health, dental and disability insurance.

Unless Mr. Donlan’s employment is terminated for cause, then upon termination of Mr. Donlan’s employment prior to expiration of his employment period, Mr. Donlan shall be entitled to receive a severance amount equal to Mr. Donlan’s then current annual base salary plus his then current bonus amount for a severance period equal to one year (the “Severance Period”), together with the amount of all accrued but previously unpaid base salary through the date of such termination, any expenses incurred, any benefits then due through the Severance Period, and Mr. Donlan’s pro rata bonus, if any, as of the date of termination.  Moreover, upon termination without cause, all Company stock, stock options, stock appreciation rights, or phantom stock granted to Mr. Donlan previously shall automatically vest.

The Agreement also contains standard confidentiality, indemnification, non-compete, and non-solicitation clauses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, par value $.01, per share, as of December 24, 2014 by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and Named Executive Officers, and (c) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership (1)	Percent of class (2)
Officer and Directors
Doyal Bryant (3)	8,024,000	21.6%
Chris Travers (4)	8,964,000	23.9%
Paul Donlan (5)	200,000	*
David Jaques (6)	935,000	2.6%
Jeff Guzy (7)	56,000	*
All Directors and Officers as a group (4 persons)	18,179,000	45.0%
5% or greater stockholder
Radeon, LLC (8)	6,514,000	18.2%
Jack Pilger (9)	2,337,018	6.6%
Scott Nedderman	1,795,000	5.1%

*	Less than 1%

(1)	The address of each person is c/o of the Company unless otherwise indicated herein.

(2)	The calculation in this column is based upon 35,263,713 shares of common stock outstanding on December 24, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 24, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes 100,000 shares of the Company’s common stock held by Mr. Bryant’s spouse, Deborah Bryant. Also includes options to purchase an aggregate of 1,750,000 shares of the Company’s common stock held by Mr. Bryant and options to purchase 60,000 shares of the Company’s common stock held by Mrs. Bryant which are fully vested. Also includes 6,114,000 shares of the Company’s common stock held by the Bryant Irrevocable Trust dated 12/18/12 of which Mrs. Bryant is a Trustee.

(4)	Includes 6,014,000 shares of the Company’s common stock held by Radeon, LLC. Includes options to purchase an aggregate of 1,750,000 shares of the Company’s common stock, which are fully vested. Includes warrants held by Radeon, L.L.C. to purchase an aggregate of 500,000 shares of the Company’s common stock, which are fully vested.

(5)	Includes options to purchase 200,000 shares of the Company’s common stock, which are fully vested; does not include options to purchase 400,000 shares of the Company’s common stock, which vest as to 200,000 shares on June 1, 2015 and as to 200,000 shares on June 1, 2016.

(6)	Includes options to purchase 360,000 shares of the Company’s common stock, which are fully vested. Includes warrants held by The Edmonds-Jaques Family Trust dated 06/13/03, of which Mr. Jaques is a Trustee, to purchase an aggregate of 500,000 shares of the Company’s common stock, which are fully vested.

(7)	Consists of options to purchase an aggregate of 56,000 shares of the Company’s common, which are fully vested.

(8)	Chris Travers holds the voting and dispositive power of the shares and warrants held by Radeon, LLC.

(9)	Includes: (i) options to purchase 400,000 shares of the Company’s common stock at an exercise price $0.18, (ii) options to purchase 144,000 shares of the Company’s common stock at an exercise price $0.06, (iii) options to purchase 144,000 shares of the Company’s common stock at an exercise price of $0.10, and (iv) options to purchase 72,000 shares of the Company’s common stock at $0.10.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Except as set forth below, during the last two fiscal years, there have been no transactions, whether direct or indirect, between us and any of our officers or directors or their family members.

On August 1, 2014, we issued an unsecured promissory note in the amount of $100,000 to each of Radeon, LLC and The Edmonds-Jaques Family Trust dated 06/13/03, with the following terms and conditions: The notes were to mature on October 31, 2014, and carried an interest rate at 6% per annum, with interest payable on maturity, with a Default interest rate of 18% per annum. On September 29, 2014, we issued an additional unsecured promissory note in the amount of $100,000 to Radeon, LLC. This note had the same terms as the first two notes except that the maturity date is December 30, 2104. The holders of these notes agreed to extend the maturity dates for each of these notes to February 28, 2015.

Chris Travers holds the dispositive power with respect to securities held by Radeon, LLC and David Jaques holds the dispositive power with respect to securities held by The Edmonds-Jaques Family Trust dated 06/13/03.

In consideration of these loans to us, we issued to Radeon, LLC two three (3) year warrants each to purchase 500,000 shares of our common stock, with an exercise price of $0.15 per share, and we issued to The Edmonds-Jaques Family Trust dated 06/13/03 one three (3) year warrant to purchase 500,000 shares of our common stock, with an exercise price of $0.15 per share.

Any future transactions with officers, directors or 5% stockholders will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors who have access to our counsel or independent legal counsel at our expense.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our independent auditors for the years ended 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2014	2013
Audit fees	$53,000	$74,529
Audit-related fees	73,596	68,688
Tax fees	18,900	14,250
All other fees	-	-
Total fees	$145,496	$157,467

Item 15.  Exhibits, Financial Statement Schedules

Financial Statements

See Index to Financial Statements immediately following the signature page of this report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of UBL Interactive, Inc. (Filed as an exhibit to the Company's Form 10 on May 14, 2013)

3.2	Certificate of Amendment of the Certificate of Incorporation of UBL Interactive, Inc. filed with the Secretary of State filed May 31, 2012. (Filed as an exhibit to the Company's Form 10 on May 14, 2013)

3.3	Certificate of Amendment of the Certificate of Incorporation of UBL Interactive, Inc. filed with the Secretary of State filed July 26, 2012. (Filed as an exhibit to the Company's Form 10 on May 14, 2013)

3.2	By-Laws of UBL Interactive, Inc. (Filed as an exhibit to the Company's Form 10 on May 14, 2013)

4.1*	Form of Promissory Note issued in connection with loans by insiders dated August and September 2014

4.2*	Form of Warrant issued to certain insiders in August and September 2014 in connection with loans to the Registrant

4.3*	Form of Warrant issued pursuant to Amendment No. 4 dated November 28, 2014 to Transaction Documents dated as of July 19, 2013 and Subscription Agreement dated as of July 19, 2013

4.4	Form of Warrant issued to Grace McLain Capital Advisors, LLC (Filed as an exhibit to the Company’s Form 8-K on December 10, 2014)

10.1	Employment Agreement between UBL Interactive, Inc. and Doyal Bryant effective as of January 1, 2013 (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.2	Employment Agreement between UBL Interactive, Inc. and Chris Travers effective as of January 1, 2013(Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.3	Lease Agreement between UBL Interactive, Inc. and PKY FUND II Charlotte I LLC entered into as of December 5, 2012. (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.4	Amendment to Lease Agreement entered into as of April 19, 2013. (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.5	Internet Services and Co-Location Agreement between UBL Interactive Inc. f/k/a Name Dynamics, Inc. and Charlotte Colocation Center, LLC. (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.6	Subscription Agreement between UBL Interactive Inc. f/k/a Name Dynamics, Inc. and certain investors, dated as of January 27, 2013. (Filed as an exhibit to the Company's Form 10 on July 8, 2013)

10.7	Form of Note issued pursuant to Subscription Agreement dated as of January 27, 2013. (Filed as an exhibit to the Company's Form 10 on July 8, 2013)

10.8	Form of Warrant issued pursuant to Subscription Agreement dated as of January 27, 2013. (Filed as an exhibit to the Company's Form 10 on July 8, 2013)

10.9	Amendment to Transaction Documents dated as of November 12, 2012. (Filed as an exhibit to the Company's Form 10 on July 8, 2013)

10.10	Form of Note issued pursuant to Amendment to Transaction Documents dated November 12, 2012. (Filed as an exhibit to the Company's Form 10 on July 8, 2013)

10.11	Form of warrant issued pursuant to Amendment to Transaction Documents dated November 12, 2012(Filed as an exhibit to the Company's Form 10 on July 8, 2013)

10.12	Data License Agreement (Filed as an exhibit to the Company's Form 10 on August 23, 2013)

10.13	U,S, Small Business Administration Loan Authorization Agreement dated January 16, 2006 (Filed as an exhibit to the Company's Form 10 on August 23, 2013)

10.14	Subscription Agreement between UBL Interactive Inc. and the investor signatory thereto, dated as of July 19, 2013 (Filed as an exhibit to the Company's Form 10 on August 23, 2013)

10.15	Amendment to Transaction Documents dated as of July 19, 2013(Filed as an exhibit to the Company's Form 10 on August 23, 2013)

10.16	Form of Warrant issued pursuant to Amendment to Transaction Documents dated as of July 19, 2013 and Subscription Agreement dated as of July 19, 2013 (Filed as an exhibit to the Company's Form 10 on August 23, 2013)

10.17	Form of Note issued pursuant to Amendment to Transaction Documents dated as of July 19, 2013 and Subscription Agreement dated as of July 19, 2013 (Filed as an exhibit to the Company's Form 10 on August 23, 2013)

10.18	Data Contribution and Service Agreement dated as of August 11, 2018, as subsequently amended (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.19	First Amendment to Employment Agreement between the Company and Doyal Bryant dated as of September 20, 2013. (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.20	First Amendment to Employment Agreement between the Company and Chris Travers dated as of September 20, 2013. (Filed as an exhibit to the Company's Form 10 on September 23, 2013)

10.21	Employment Agreement between UBL Interactive, Inc. and John Patton effective as of January 1, 2013. (Filed as an exhibit to the Company's Form 10-K on September 23, 2013)

10.22	First Amendment to Employment Agreement between the Company and John Patton dated as of September 20, 2013. (Filed as an exhibit to the Company's Form 10-K on September 23, 2013)

10.23*	Amendment No. 4 dated November 28, 2014 to Transaction Documents dated as of July 19, 2013 and Subscription Agreement dated as of July 19, 2013

10.24*	Employment Agreement between UBL Interactive, Inc. and Paul Donlan effective as of August 12, 2014

10.25	Term Loan Agreement dated as of December 5, 2014 between the Registrant and Grace McLain Capital Advisors, LLC (Filed as an exhibit to the Company’s Form 8-K on December 10, 2014)

21*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extention Schema***
101.CAL	XBRL Taxonomy Extention Calculation Linkbase***
101.DEF	XBRL Taxonomy Extention Definition Linkbase***
101.LAB	XBRL Taxonomy Extention Label Linkbase***
101.PRE	XBRL Taxonomy Extention Presentation Linkbase***

*	Filed herewith
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
***	This XBRL exhibit is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBL Interactive, Inc.

December 29, 2014	By:	/s/ Doyal Bryant
Doyal Bryant
Chief Executive Officer and Chairman
Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Doyal Bryant	December 29, 2014
Doyal Bryant
Chief Executive Officer, Chairman & Director (Principal Executive Officer)

/s/ Chris Travers	December 29, 2014
Chris Travers
President and Chief Revenue Officer

/s/ David Jaques	December 29, 2014
David Jaques
Chief Financial Officer (Principal Accounting and Financial Officer) and Director

/s/ Jeff Guzy	December 29, 2014
Jeff Guzy
Director

UBL Interactive, Inc.

September 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

UBL Interactive, Inc.

We have audited the consolidated balance sheets of UBL Interactive, Inc. (the “Company”) as of September 30, 2014 and 2013 and the related consolidated statements of operations, stockholders deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at September 30, 2014 and a net loss for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

December 29, 2014

UBL Interactive, Inc.

Consolidated Balance Sheets

	September 30, 2014	September 30, 2013
Assets

Current Assets
Cash	$735,562	$125,517
Accounts receivable, net of allowance for doubtful accounts of $222,256 and $27,000, respectively	1,090,266	314,999
Prepaid expenses and other current assets	35,979	19,336
Deferred costs	2,537,321	299,685
Total Current Assets	4,399,128	759,537

Property and Equipment, net	43,032	29,659

Other Assets
Intangible assets, net	-	143,890
Security deposits	16,968	12,468
Debt issue costs, net	2,839	6,383

Total Other Assets	19,807	162,741

Total Assets	$4,461,967	$951,937

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$3,628,234	$1,545,409
Accounts payable - related party	-	11,574
Deferred revenue	3,764,299	1,249,224
Current maturities of convertible notes payable, net of discount	892,952	25,000
Current portion of derivative liabilities	149,750	-
Current maturities of capital lease obligation	-	2,535
Notes payable - related party (including accrued interest of $1,825 and net of debt discount of $45,521)	256,304	-
Current maturities of notes payable	10,387	9,981

Total Current Liabilities	8,701,926	2,843,723

Long-Term Liabilities:
Notes payable, net of current maturities	317,993	328,242
Convertible notes payable, net of current maturities and discount	-	497,980
Derivative liabilities, net of current portion	67,220	1,385,973
Other liabilities	42,129	50,013

Total Long-Term Liabilities	427,342	2,262,208

Total Liabilities	9,129,268	5,105,931

Commitments and Contingencies

Stockholders' Deficit
Preferred stock par value $0.01: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 50,000,000 shares authorized; 34,623,089 and 33,900,385 shares issued and outstanding, respectively	346,231	339,004
Additional paid in capital	2,331,568	1,520,375
Accumulated deficit	(7,345,100)	(6,013,373)

Total Stockholders' Deficit	(4,667,301)	(4,153,994)

Total Liabilities and Stockholders' Deficit	$4,461,967	$951,937

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

Consolidated Statements of Operations

	For the Fiscal Year Ended
	September 30, 2014	September 30, 2013

Revenues	$4,927,374	$3,430,177

Cost of revenues	2,181,569	1,398,516

Gross margin	2,745,805	2,031,661

Operating expenses
Compensation	2,920,206	1,865,095
Consulting fees	249,346	74,840
Professional fees	230,022	253,709
Research and development	493,399	110,679
Selling, general and administrative	1,043,499	684,887
Impairment of intangible assets	92,829	-
Total operating expenses	5,029,301	2,989,210

Loss from operations	(2,283,496)	(957,549)

Other income (expense)
Interest income	-	341
Interest expense	(480,967)	(219,761)
Change in fair value of derivative liabilities	1,850,369	199,654
Derivative expense	(389,200)	(491,676)
Loss on extinguishment of debt	(12,166)	(491,745)
Gain on settlement of liabilities	5,040	-
Other income (expense)	(21,307)	(103)

Other income (expense), net	951,769	(1,003,290)

Loss before income tax provision	(1,331,727)	(1,960,839)

Income tax provision	-	-

Net loss	$(1,331,727)	$(1,960,839)

Net loss per common share - basic and diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding
- Basic and diluted	34,297,836	33,652,806

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

Consolidated Statement of Stockholders' Deficit

For the Fiscal Years Ended September 30, 2014 and 2013

	Common stock, par value $0.01		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2012	33,564,969	335,650	1,443,748	(4,052,534)	(2,273,136)

Common stock issued for settlement of liabilities	200,000	2,000	36,000		38,000

Common stock issued to purchase intangible assets	135,416	1,354	24,375		25,729

Stock options issued for services			16,252		16,252

Net loss				(1,960,839)	(1,960,839)

Balance, September 30, 2013	33,900,385	339,004	1,520,375	(6,013,373)	(4,153,994)

Common stock issued for services	500,000	5,000	45,000		50,000

Common stock issued for settlement of liabilities	72,704	727	12,559		13,286

Stock options exercised	150,000	1,500	13,500		15,000

Stock options issued for services			617,280		617,280

Warrants issued for services			33,984		33,984

Warrants issued with promissory notes			88,870		88,870

Net loss				(1,331,727)	(1,331,727)

Balance, September 30, 2014	34,623,089	$346,231	$2,331,568	$(7,345,100)	$(4,667,301)

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net loss	$(1,331,727)	$(1,960,839)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	68,123	58,888
Bad debt expense (recovery)	(21,000)	53,453
Impairment of intangible assets	92,829	-
Stock based compensation	701,264	16,252
Amortization of debt discount	413,321	177,969
Amortization of debt issuance costs	8,544	3,617
Change in fair value of derivative liabilities	(1,850,369)	(199,654)
Derivative expense	389,200	491,676
Loss on extinguishment of debt	12,166	491,745
Gain on settlement of liabilities	(5,040)	-
Changes in operating assets and liabilities:
Accounts receivable	(754,267)	54,056
Prepaid expenses and other current assets	(16,643)	(12,045)
Deferred costs	(2,237,636)	73,022
Security deposits	(4,500)	(12,468)
Accounts payable and accrued liabilities	2,116,151	311,653
Accounts payable - related party	(11,574)	1,508
Accrued interest - related party notes	1,825	-
Deferred revenue	2,515,075	(12,101)
Other liabilities	(7,884)	50,013
Net Cash Provided by (Used in) Operating Activities	77,858	(413,255)

Cash Flows From Investing Activities:
Purchase of property and equipment	(30,435)	(17,193)
Net Cash Used in Investing Activities	(30,435)	(17,193)

Cash Flows From Financing Activities:
Proceeds from notes payable	50,000	-
Proceeds from notes payable - related party	300,000	-
Repayment of capital lease obligation	(2,535)	(3,396)
Repayment of notes payable	(59,843)	(12,404)
Debt issuance costs	(5,000)	(10,000)
Proceeds from convertible notes	280,000	455,000
Net Cash Provided by Financing Activities	562,622	429,200

Net change in cash	610,045	(1,248)

Cash at beginning of reporting period	125,517	126,765

Cash at end of reporting period	$735,562	$125,517

Supplemental disclosures of cash flow information:
Interest paid	$14,224	$14,884
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$280,000	$455,000
Debt discount recorded on related party notes	$88,870	$-
Furniture and fixtures	$-	$5,288
Stock options exercised through settlement of liability	$15,000	$-
Fully depreciated equipment disposed	$-	$2,810
Assets acquired through asset acquisition as follows:
Customer list	$-	$84,000
Non-compete agreement	$-	$69,183
Domain name	$-	$7,500

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

September 30, 2014 and 2013

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

The consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of September 30, 2014 and 2013 and for the fiscal year then ended.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and other current assets, deferred costs, accounts payable and accrued liabilities, and deferred revenue, approximate their fair values because of the short maturity of these instruments.

The Company’s capital lease obligation, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014 and 2013.

The Company’s Level 3 financial liabilities consist of derivative convertible notes and derivative warrants issued in connection with the Company’s convertible promissory notes (the "Notes"), for which there is no current market for these securities, such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of an independent valuation expert, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Financial Instruments

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative convertible notes and derivative warrant liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative convertible notes and derivative warrant liabilities.

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

Accounts Receivable and Allowances

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Off-Balance-Sheet Credit Exposures

Pursuant to FASB ASC paragraph 310-10-50-9 an entity shall disclose a description of the accounting policies and methodology the entity used to estimate its liability for off-balance-sheet credit exposures and related charges for those credit exposures. Such a description shall identify the factors that influenced management's judgment (for example, historical losses and existing economic conditions) and a discussion of risk elements relevant to particular categories of financial instruments.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2014 or 2013.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 815-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 815-10-05-4”). Paragraph 815-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Derivative Liability

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

The Company marks to market the fair value of the remaining derivative convertible notes and derivative warrants at each balance sheet date and records the change in the fair value of the remaining derivatives as other income or expense in the consolidated statements of operations.

The Company utilizes the Lattice model that values the liability of the derivatives based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm. The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives). The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features. Based on these features, there are two primary events that can occur; the Holder converts/exercises the Notes/Warrants or the Notes/Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on the underlying factors which led to potential scenarios. Probabilities were assigned to each scenario based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Advertising

The Company expenses advertising when incurred. Advertising expense for the reporting period ended September 30, 2014 and 2013 was $83,145 and $83,764, respectively.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

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

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Potentially Outstanding Dilutive Common Shares
	For the fiscal year ended September 30, 2014	For the fiscal year ended September 30, 2013
Convertible Note Shares

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company issued three (3) convertible notes payable in the face amount of $25,0000 each, or $75,000 in aggregate, with interest at 10% per annum due October 1, 2011, June 1, 2012 and June 1, 2012, respectively, convertible at the lesser of (i) an amount equal to ninety percent (90%) of the then offering price of subsequent financings, or (ii) $0.15 per share. The due date of the remaining note was subsequently extended three times to December 31, 2014.	166,667	166,667

On January 31, 2012, the Company issued two (2) convertible notes in the face amount of $130,000 each, or $260,000 in aggregate with interest at 5% per annum originally due one (1) year from the date of issuance, convertible at $0.10 per share. The due date of the notes was subsequently extended twice to January 31, 2015.	2,600,000	2,600,000

On November 19, 2012, the Company issued two (2) convertible notes in the face amount of $102,500 each, or $205,000 in aggregate, with interest at 5% per annum, convertible at $0.10 per share. The due date of the notes was subsequently extended to January 31, 2015.	2,050,000	2,050,000

On July 19, 2013, the Company issued three (3) convertible notes in the aggregate amount of $250,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share.	2,500,000	2,500,000

On October 18, 2013, the Company issued three (3) convertible notes in the aggregate amount of $280,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share.	2,800,000	-

Warrant Shares

Common stock warrants, with an exercise price of $0.15 per share.	5,045,000	2,167,500

Option Shares

Stock options, with exercise prices ranging from $0.06 to $0.30 per share.	8,228,542	4,878,708

Total potentially outstanding dilutive common shares	23,390,209	14,362,875

These were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
2	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
3	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company is unable to continue as a going concern.

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2014 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2014	September 30, 2013

Computers and software	5	$72,474	$46,853

Equipment under capital lease	5	6,962	6,962

Furniture and equipment	7	22,228	17,414

Leasehold improvements	*	7,425	7,425

		109,089	78,654

Less accumulated depreciation and amortization		(66,057)	(48,995)

		$43,032	$29,659

* To be amortized over the term of the lease or its estimated useful life, whichever is shorter.

(i) Impairment

Property and equipment to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets that management expects to hold and use is based on the excess of the carrying value of the asset over its fair value. No impairments of such assets were identified during any of the periods presented.

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense was $17,062 and $19,199 for the fiscal year ended September 30, 2014 and 2013, respectively.

Note 5 – Capitalized Software Development Costs

Capitalized software development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2014	September 30, 2013

Capitalized software development costs	3	$109,983	$109,983

Less accumulated amortization		(109,983)	(109,983)

		$-	$-

(i) Amortization Expense

Amortization expense amounted to $0 and $22,896 for the fiscal year ended September 30, 2014 and 2013, respectively.

Note 6 – Intangible Assets

The following table summarizes changes in intangible assets as of September 30, 2014:

	Estimated Life	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Customer list	3 years	$84,000	$(37,222)	$(46,778)	$-
Non-compete	3 years	69,183	(30,632)	(38,551)	-
Domain name	Indefinite	7,500	-	(7,500)	-
		$160,683	$(67,854)	$(92,829)	$-

The following table summarizes changes in intangible assets as of September 30, 2013:

	Estimated Life	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Customer list	3 years	$84,000	$(9,222)	$-	$74,778
Non-compete	3 years	69,183	(7,571)	-	61,612
Domain name	Indefinite	7,500	-	-	7,500
		$160,683	$(16,793)	$-	$143,890

(i) Impairment

Intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually or when events indicate that an impairment exists. Management regularly reviews definite-lived intangible assets, for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

As a result of unexpected poor results of operations, the fair values of the Company’s intangible assets were negatively impacted. Based on our annual impairment test performed the estimated fair values of our Assets were determined to be significantly less than their respective carrying amounts, so the management of the Company determined that its intangible assets were impaired. An impairment charge totaling $92,829 was recorded on September 30, 2014, reducing the carrying amount of its intangible assets to $0.

(ii) Amortization Expense

Amortization expense amounted to $51,061 and $16,793 for the fiscal year ended September 30, 2014 and 2013, respectively.

Note 7 – Notes Payable

Short Term Note

On January 23, 2014, the Company issued a note with the principal in the amount of $50,000 to one note holder with the following terms and conditions:

•	Maturing on February 28, 2014,
•	Interest rate at 12% per annum, with interest payable at maturity,
•	Penalty - upon default the Company shall issue the holder 200,000 shares of common stock of the Company.

The Company repaid the total outstanding principal along with accrued interest in the amount of $50,608 on February 27, 2014.

SBA Loan - Default and Contingent Liability

Prior to September 2010, the Company issued a note with the principal in the amount of $386,300 to the United States Small Business Administration ("SBA") with the following terms and conditions:

•	Maturing in January 2036;
•	Interest at 4% per annum;
•	Monthly principal and interest payment of $1,944

Default and Potential Violation

The Company has been in violation of certain covenants contained in this note since 2011. The circumstances that potentially led to these violations have not been cured. The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its monthly installment payment obligation.

Debt under these obligations is as follows:

	September 30, 2014	September 30, 2013

Notes payable	$328,380	$338,223

Less: Current maturities	(10,387)	(9,981)

Notes payable, net of Current maturities	$317,993	$328,242

Future minimum principal and interest payment under SBA loan are as follows:

Fiscal Year ending September 30:

2015	$23,328

2016	23,328

2017	23,328

2018	23,328

2019	23,328

2020 and thereafter	373,248

489,888

Less interest portion	(161,508)

328,380

Less current maturities	(10,387)

$317,993

Note 8 – Notes Payable – Related Party

Related Parties	Relationship
The Edmonds-Jaques Family Trust dated 06/13/2003	An entity of which the Chief Financial Officer and member of the board of directors of the Company is a trustee.

Radeon, LLC	An entity owned and controlled by a significant stockholder and the President and the Chief Revenue Officer of the Company.

Debt Offering (A)

In August 2014, the Company issued an unsecured promissory note with the principal in the amount of $100,000 to Radeon, LLC with the following terms and conditions:

•	Maturing October 30, 2014,
•	Interest rate at 6% per annum, with interest payable on maturity,
•	Default interest rate is 18% per annum,
•	Three (3) year warrants to purchase 500,000 shares of common stock, with an exercise price of $0.15 per share.

The fair value of the warrants issued with the note was recorded as a debt discount of $30,400 and shall be amortized over the life of the debt to interest expense.

The Company recorded $21,607 interest expense on the note during the fiscal year ended September 30, 2014.

As of September 30, 2014, the Company is reflecting a liability of $101,003 which includes $1,003 accrued interest.

On December 24, 2014 the maturity date of the note was extended from October 30, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note.

Debt Offering (B)

In August 2014, the Company issued an unsecured promissory note with the principal in the amount of $100,000 to the Edmonds-Jaques Family Trust dated 06/13/03 with the following terms and conditions:

•	Maturing October 14, 2014,
•	Interest rate at 6% per annum, with interest payable on maturity,
•	Default interest rate is 18% per annum,
•	Three (3) year warrants to purchase 500,000 shares of common stock, with an exercise price of $0.15 per share.

The fair value of the warrants issued with the note was recorded as a debt discount of $28,065 and shall be amortized over the life of the debt to interest expense.

The Company recorded $22,873 interest expense on the note during the fiscal year ended September 30, 2014.

As of September 30, 2014, the Company is reflecting a liability of $100,789 which includes $789 accrued interest.

On December 22, 2014 the maturity date of the note was extended from October 14, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note.

Debt Offering (C)

In August 2014, the Company issued an unsecured promissory note with the principal in the amount of $100,000 to Radeon, LLC with the following terms and conditions:

•	Maturing December 30, 2014,
•	Interest rate at 6% per annum, with interest payable on maturity,
•	Default interest rate is 18% per annum,
•	Three (3) year warrants to purchase 500,000 shares of common stock, with an exercise price of $0.15 per share.

The fair value of the warrants issued with the note was recorded as a debt discount of $30,405 and shall be amortized over the life of the debt to interest expense.

The Company recorded $694 interest expense on the note during the fiscal year ended September 30, 2014.

As of September 30, 2014 and 2012, the Company is reflecting a liability of $100,033 which includes $33 accrued interest.

On December 22, 2014 the maturity date of the note was extended from December 30, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note.

Notes payable – related party and accrued interest consisted of the following:

	September 30, 2014	September 30, 2013

Notes payable – related party including accrued interest	$301,825	$-
Discount on convertible notes	(45,521)	-
Notes payable – related party, net	256,304	-

Less current maturities	(256,304)	-

Notes payable – related party, net of current maturities	$-	$-

Debt Discount – Related party notes

The debt discounts recorded in 2014 pertain to the warrants issued with the related party notes.

The following is a summary of the Company’s debt discount – related party notes:

	September 30, 2014	September 30, 2013

Debt discount	$88,870	$-
Amortization of debt discount	(43,349)	-
Debt discount - net	$45,521	$-

Note 9 – Convertible Notes Payable

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

On February 10, 2014, one (1) note holder signed a note amendment further extending the maturity date of the note to December 31, 2014, or the closing of an equity investment where the Company receives net proceeds of more than $500,000, whichever is earlier. This was considered a substantial modification of terms and the Company applied extinguishment accounting. The Company compared the fair value of the note on the date of modification to the as-modified note. Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $12,166, for the fiscal year ended September 30, 2014.

On December 22, 2014, one (1) note holder signed a note amendment further extending the maturity date of the note to December 31, 2015, or the closing of an equity investment where the Company receives net proceeds of more than $500,000, whichever is earlier.

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

Convertible notes payable consisted of the following:

	September 30, 2014	September 30, 2013

Convertible notes payable	$1,020,000	$740,000
Discount on convertible notes	(127,048)	(217,020)
Convertible notes payable, net	892,952	522,980

Less current maturities	(892,952)	(25,000)

Convertible notes payable, net of current maturities	$-	$497,980

Debt Discount

The debt discounts recorded in 2013 pertain to the derivative liability classification of the embedded conversion option and warrants.

The following is a summary of the Company’s debt discount:

	September 30, 2014	September 30, 2013

Debt discount	$898,322	$765,000
Amortization of debt discount	(771,274)	(401,302)
Unamortized debt discount removed due to loss on debt extinguishment	-	(146,678)
Debt discount - net	$127,048	$217,020

Note 10 – Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued in 2013 and 2012.

As a result of the application of ASC No. 815, the fair values of the Company’s derivative liabilities are summarized as follows:

Derivative liability – September 30, 2012	$293,884
Fair value at the commitment date	946,676
Fair value of derivative liability associated with the extinguishment of the current note	(837,150)
Fair value of derivative liability under terms of newly issued modified note	1,182,217
Fair value mark to market adjustment	(199,654)
Derivative liability – September 30, 2013	1,385,973
Fair value at the commitment date	669,200
Fair value of derivative liability associated with the extinguishment of the current note	(11,667)
Fair value of derivative liability under terms of newly issued modified note	23,833
Fair value mark to market adjustment	(1,850,369)
Derivative liability – September 30, 2014	$216,970
Current portion	$149,750
Non-current portion	$67,220

The Company recorded debt discount to the extent of the net proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the net proceeds. The Company recorded a derivative expense of $389,200 and $491,676 for the fiscal year ended September 30, 2014 and 2013, respectively. No additional debt discount was recognized in connection with the extinguishments.

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and September 30, 2014:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	162%-171%	77%-89%
Expected term:	1.09 years – 3.00 years	1 month – 2.05 years
Risk free interest rate	0.12% - 0.62%	0.02% - 0.58%

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and September 30, 2013:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	174%-243%	150%-233%
Expected term:	10 months – 3.00 years	3 months – 2.80 years
Risk free interest rate	0.11% - 0.59%	0.02% - 0.63%

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Balance – September 30, 2012	802,500	$0.17
Granted	1,365,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2013	2,167,500	$0.16
Granted	2,900,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	(22,500)	$0.75
Outstanding – September 30, 2014	5,045,000	$0.15
Exercisable – September 30, 2014	5,045,000	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	5,045,000	1.89 years	$0.15	5,045,000	$0.15

At September 30, 2014 and September 30, 2013 the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 11 – Stockholders’ Deficit

Common Stock

The issuance of common stock during the fiscal year ended September 30, 2014 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued for settlement of liabilities	72,704	$11,933	$0.06 – 0.22
Stock options exercised	150,000	15,000	0.10
Stock issued for services	500,000	50,000	0.10

Total	722,704	$76,933	$0.06 - 0.22

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

The issuance of common stock during the fiscal year ended September 30, 2013 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued for settlement of liabilities	200,000	$38,000	$0.19
Stock issued for acquisition of intangible assets	135,416	25,729	0.20
Total	335,416	$63,729	$0.19 - 0.20

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

Under the 2010 Plan, as amended on October 22, 2013, approximately 1.98 million shares were available for future option grants at September 30, 2014.

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

During the fiscal year ended September 30, 2014, the Company's board of directors authorized the grant of 3,967,000 stock options, having a total fair value of approximately $635,391, with a vesting period ranging from immediate to 2.55 years.  These options expire between November 14, 2016 and January 16, 2017.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance – September 30, 2012	5,202,000	$0.11	3.73	$336,200
Granted	275,000	0.10	2.52	$27,500
Exercised	-	-
Cancelled/Modified	(366,000)	0.10
Balance – September 30, 2013 – outstanding	5,111,000	0.11	2.90	$478,160
Balance – September 30, 2013 – exercisable	4,878,708	$0.11	2.91	$454,931

Outstanding options held by related parties – September 30, 2013	1,994,000
Exercisable options held by related parties – September 30, 2013	1,994,000
Balance – September 30, 2013	5,111,000	$0.11	2.90	$478,160
Granted	3,967,000	0.11	2.13	$-
Exercised	(150,000)	0.10
Cancelled/Modified	(157,000)	0.10
Balance – September 30, 2014 – outstanding	8,771,000	0.11	2.04	$29,060
Balance – September 30, 2014 – exercisable	8,228,542	$0.11	2.04	$29,060

Outstanding options held by related parties – September 30, 2014	1,974,000
Exercisable options held by related parties – September 30, 2014	1,974,000

On the dates of grant during the fiscal year ended September 30, 2014, the Company valued stock option issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

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

The following is a summary of the Company’s stock options issued to related parties for services during the fiscal year ended September 30, 2014:

	Options	Value

Issued to board members	40,000	$6,388
Total	40,000	$6,388

On the dates of grant during the fiscal year ended September 30, 2014, the Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.10
Expected dividends	0%
Expected volatility	171%
Risk fee interest rate	0.56%
Expected life of stock options	1.5 years
Expected forfeitures	0%

The Company did not issue stock options to any related parties during the fiscal year ended September 30, 2013.

The following is a summary of the Company’s non-vested stock options at September 30, 2014 and September 30, 2013:

		Weighted Average
	Unvested	Grant
	Stock Options	Date Fair Value

Non-vested – September 30, 2012	182,644	$0.10
Granted	275,000	$0.10
Vested/Exercised	(184,000)	$0.10
Forfeited/Cancelled	(41,352)	$0.09
Non-vested – September 30, 2013	232,292	$0.10
Granted	3,967,000	$0.11
Vested/Exercised	(3,656,833)	$0.11
Forfeited/Cancelled	-	$-
Non-vested – September 30, 2014	542,458	$0.12

Weighted average remaining period for vesting	2.06 years

Note 12 – Commitments and Contingencies

Consulting Agreements

On March 4, 2014, the Company entered into a consulting agreement with an Investor Relations firm with the following terms and conditions:

•	Term – 1 year, the agreement can be cancelled by either party with 30 days written notice after the first 90 days
•	Compensation – months 1-6 - $6,000 per month
•	Compensation – months 7-12 - $10,000 per month
•	Restricted stock – 75,000 shares of restricted common stock, the shares are valued at their respective grant dates
■	18,750 shares to be issued at the end of each 90 day period over the term

On August 7, 2014, the Company entered into an agreement with a law firm with the following terms and conditions:

•	Term – monthly
•	Compensation – $5,000 per month
•	Stock purchase warrants – 576,746 stock purchase warrants to be issued immediately with a maturity of 5 years and an exercise price of $0.06 per share. The warrants are fully vested at issuance and contain a cashless exercise provision.
■	An additional 100,000 stock purchase warrants to be issued at each 12 month anniversary. The warrants shall have a maturity of 5 years and an exercise price at the current closing price of our common stock as of the date of the subsequent grant. The warrants shall be fully vested at each issuance.

The Company valued the issuance of the 576,746 stock purchase warrants using a Black-Scholes option pricing model, and recorded an expense of $33,984 during the fiscal year ended September 30, 2014 as a result of the fully vested issuance.

Services Agreement

The Company’s, Data Contribution and Service Agreement with InfoUSA, Inc., as amended, effective November 12, 2012, requires an annual minimum fee of $300,000. Any shortfall in the annual minimum fee is required to be paid in a lump sum within 30 days of the end of the contract period. InfoUSA provides data distribution services to the Company. For the contract period from August 21, 2013 through August 20, 2014, UBL met the annual minimum fee based upon the purchases made through normal operations and anticipates that based on current operations to date, will meet the annual minimum fee for the contract period from August 21, 2014 through August 20, 2015. If operations were to decrease below current levels, UBL may not meet the annual minimum fee and may be forced to use cash on hand or seek to raise funds through the sale of its securities to meet the required payment.  There can be no assurance such funding will be available on terms acceptable to us, or at all.

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

During the fiscal year ended September 30, 2014 the Company paid to Dragonfly non-refundable retainer fees of $5,000.

Operating Leases

Charlotte, North Carolina

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

Rent expense totaled $128,945 and $110,306 for the fiscal years ended September 30, 2014 and 2013, respectively.

Charlotte, North Carolina

In October 2013 the Company entered into a six (6) month lease agreement for a second corporate apartment starting in October 2013. The Company will pay monthly rental payments of $1,100. Rent expense totaled $13,111 and $0 for the fiscal years ended September 30, 2014 and 2013, respectively. In May 2014 the lease was extended to October 31, 2014 and monthly rental payments increased to $1,200.

Irvine, California

In October 2014, the Company signed a three (3) year lease agreement, commencing November 1, 2014, for office facilities in Irvine, California. The lease requires base annual rent of approximately $47,000 for the first year, with approximately 2.6% increments each year thereafter.

Future minimum lease payments under these non-cancelable operating leases are approximately as follows:

Fiscal Year Ending September 30
2015	$180,000
2016	187,000
2017	168,000
2018	4,000
Total	$539,000

Charlotte, North Carolina

In December 2012 the Company entered into an operating lease for its corporate apartment under a month-to-month agreement starting in January 2013. The Company will pay monthly rental payments of $1,200. Rent expense totaled $11,250 and $10,800 for the fiscal year ended September 30, 2014 and 2013, respectively. In June of 2013 the Company cancelled the lease.

Charleston, South Carolina

In February 2014 the Company entered into an operating lease for its Charleston, South Carolina office facility under a month-to-month agreement starting in February 2014. The Company will pay monthly rental payments of $1,300. Rent expense totaled $13,425 and $0 for the fiscal year ended September 30, 2014 and 2013, respectively.

Newport Beach, California

In February 2014 the Company entered into an operating lease for its Newport Beach, California office facility under a month-to-month agreement starting in February 2014. Currently, the Company pays monthly rental payments of $3,750. Rent expense totaled $30,840 and $0 for the fiscal year ended September 30, 2014 and 2013, respectively.

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

Interest paid during the fiscal years ended September 30, 2014 and 2013 was $130 and $595, respectively.

Note 13 – Concentrations

The Company has the following concentrations:

(A)	Accounts Receivable

Customer		September 30, 2014	September 30, 2013
A	***	94%	45%

(B)	Sales

Customer		September 30, 2014	September 30, 2013
A	***	80%	7%
B		0%	15%

(C)	Accounts Payable

Vendor	September 30, 2014	September 30, 2013
A	9%	29%
B	3%	14%

(D)	Purchases

Vendor	September 30, 2014	September 30, 2013
A	14%	30%
B	0%	41%
C	18%	1%
D	12%	1%
E	14%	1%
F	12%	0%

*** The loss of this customer and/or if the financial condition of this customer unexpectedly deteriorates, resulting in their inability to make payments would materially adversely affect our financial position, operating results and cash flows.

Note 14 – Deferred Tax Assets and Income Tax Provision

The income tax provision (benefit) consists of the following:

	September 30,
	2014	2013
Federal
Current	-	-
Deferred	1,606,785	(328,941)
State and local
Current	-	-
Deferred	215,215	(44,059)
Change in valuation allowance	(1,822,000)	373,000
Income tax provision (benefit)	-	-

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the year ended September 30, 2014 and 2013 is as follows:

	2014	2013
U.S. Federal statutory rate	(34.0)%	(34.0)%
State tax benefit, net of federal tax	(4.55)	(4.55)
Change in valuation allowance	38.55	38.55
Income tax provision (Benefit)	0.0%	0.0%

The deferred tax asset consisted of the following:

	September 30, 2014	September 30, 2013
Deferred Tax Asset
Net operating loss carryovers	$1,995,000	$3,956,000
Intangible asset amortization	91,000	100,000
Accounts receivable allowances	40,000	10,000
Accrued compensation	410,000	292,000
Total deferred tax asset	2,536,000	4,358,000
Valuation allowance	(2,536,000)	(4,358,000)
Net Deferred Tax Asset, net of valuation allowance	$--	$--

As of September 30, 2014 the Company had approximately $5.2 million of U.S. federal and state net operating loss carryovers available to offset future taxable income. These net operating losses which, if not utilized, begin expiring between the years 2023 through 2034. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carry over may be subject to an annual limitation in the event of a change of control.  The Company has performed a preliminary evaluation as to whether a change of control, as defined under the regulations has taken place, and concluded that a change of control had occurred during the period ended September 30, 2010. Due to the section 382 ownership change the Company’s NOL carryovers accumulated through the date of the change of control are subject to an annual limitation of approximately $29,000. The Company’s deferred tax asset related to its net operating loss carryovers had been impaired by $2,578,000 since this represents the tax effect of the Company’s net operating loss carryovers that will expire unused due to the annual limitation as calculated under section 382.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. ASC 740 - “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of September 30, 2014 and September 30, 2013.  For the year ended September 30, 2014 and 2013 the change in deferred tax asset valuation allowance was $(1,822,000) and $373,000 respectively.

Management evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits."  A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the statements of operation. Penalties would be recognized as a component of "General and administrative expenses."

No interest or penalties were recorded during the years ended September 30, 2014 and September 30, 2013. As of September 30, 2014 and September 30, 2013 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files tax returns in U.S. federal and various state jurisdictions and is subject to audit by tax authorities beginning with the year ended September 30, 2010.

Note 15 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Stock Issuances

During October, November and December 2014 the Company issued 15,624 shares of its common stock for the settlement of accounts payable.

On December 16, 2014, the Company issued an investment banking firm an aggregate of 625,000 shares of common stock for services at a fair value of $56,250 ($0.09 per share).

Debt Offerings

On December 5, 2014, the Company entered into a term loan agreement (the “Term Loan Agreement”) with Grace McLain Capital Advisors, LLC (the “Lender”) pursuant to which the Lender will lend the Company up to $600,000 in unsecured term loans in three tranches of $200,000 each (the “Loans”). Also on December 5, 2014, the Company received the first $200,000 tranche from the Lender under the Term Loan Agreement (the “Tranche A Term Loan”). At the Company’s option, under the Term Loan Agreement, the Lender will lend us a second $200,000 (the “Tranche B Term Loan”) and a third $200,000 (the “Tranche C Term Loan”).

The Tranche A Term Loan will be repaid in six consecutive monthly installments of principal and interest on the 15th day of each month commencing the month following execution of this Agreement and continuing until June 15, 2015 with the balance then owing under this Agreement being paid at that time.

The Tranche B Term Loan would be repaid in consecutive monthly installments of interest only ($2,000 per month) beginning on the 30th day following the closing of that tranche and continuing until the sixth month following the closing of the tranche, with the entire principal amount and the balance of interest then owing under this tranche being paid at that time.

The Tranche C Term Loan would be repaid in full, including principal and interest, on or before the 180th day following the closing of that tranche.

The Tranche A Term Loan and Tranche B Term Loan will carry interest at 12% per annum while the Tranche C Term Loan will carry interest at 14% per annum, with all interest amounts compounded annually.

The Company may prepay any of the Loans in minimum increments of $100,000 and any such prepayments will include an additional premium of 3% of the prepayment amount, subject to certain exclusions.

On the closing of the Tranche A Term Loan, the Company paid the Lender a 2% ($4,000) structuring fee and a 1% ($2,000) closing fee on the principal amount of the Tranche A Term Loan. The Lender will receive the same fees in the same amounts on the Tranche B Term Loan and the Tranche C Term Loan if we exercise our option to close one or both of those additional loans. The Company has also agreed to reimburse the Lender for its out of pocket costs related to the Loans (including reasonable legal fees, due diligence and other costs) up to a maximum of $7,500 and the Company has given the Lender a deposit of $6,500 against these reimbursable expenses.

In connection with the Tranche A Term Loan, the Company will issue to the Lender a detachable and transferable warrant (the “Term Loan A Warrant”) to purchase that number of shares of its common stock equal to 1.5% of the Company’s total issued and outstanding shares of common stock on a non-fully diluted basis (but including the issuance of the equity underlying the Term Loan A Warrant) calculated as of the date of closing of the Tranche A Term Loan. Similarly, with respect to the Tranche B Term Loan the Company would be required to issue to the Lender a warrant to purchase an additional 1.5% of the Company’s common stock issued and outstanding as of the closing of that tranche and, with respect to the Tranche C Term Loan, a warrant for an additional 1% of the Company’s issued and outstanding stock. Each of these warrants will have an exercise price of $0.15 per share and will expire two years following the date of issuance.

In connection with the Tranche A Term Loan made to the Company by the Lender, the Company issued to the Lender a Tranche A Warrant exercisable for 527,493 shares of the Company’s common stock.

Amendments to the Convertible Notes Payable

During November 2014 the Company entered into loan modification agreements with certain convertible note holders (the “Lenders”) (See Note 9 above – Debt offerings “B through E”). Each of the Lenders agreed to certain modifications to the terms of the notes as outlined below:

●	The Company may prepay the notes at any time, provided that the notes are paid off at one time, in full, on or before December 31, 2014, at 105% of the amount owed on the notes.
●	Conversion rights of the notes are suspended through and including December 31, 2014.
●	In consideration of the Lenders’ entry into the loan modifications, the Company agreed to issue to each of the Lenders warrants to purchase shares of the Company’s common stock in cash. The number of warrant shares which may be issued to the Lenders and the exercise price thereof shall be determined by reference to one or more public or private offerings of the Company’s securities expected to be completed in 2015.

