Form 10-Q
period 2014-12-31
UBL Interactive,Inc.
filed 2015-02-17
CIK 1576778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 30, 2014

☐  Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to _____________

Commission file number: 000-54955

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

As of February 17, 2015 there were 35,274,129 shares of $0.01 par value common stock issued and outstanding.

FORM 10-Q

UBL Interactive, Inc.

i

UBL Interactive, Inc.

December 31, 2014 and 2013

ii

UBL Interactive, Inc.

Consolidated Balance Sheets

	December 31, 2014	September 30, 2014
	(Unaudited)
Assets

Current Assets
Cash	$351,500	$735,562
Accounts receivable, net of allowance for doubtful accounts of $233,397 and $222,256, respectively	1,031,322	1,090,266
Prepaid expenses and other current assets	33,180	35,979
Deferred costs	2,369,635	2,537,321
Total Current Assets	3,785,637	4,399,128

Property and Equipment, net	46,421	43,032

Other Assets
Security deposits	28,968	16,968
Debt issue costs, net	11,381	2,839

Total Other Assets	40,349	19,807

Total Assets	$3,872,407	$4,461,967

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$3,664,687	$3,628,234
Deferred revenue	3,496,205	3,764,299
Convertible notes payable, net of debt discount of $33,517 and $127,048, respectively	986,483	892,952
Current portion of derivative liabilities	62,590	149,750
Notes payable - related party (including accrued interest of $9,362 and $1,825, respectively and net of debt discount of $1,902 and $45,521, respectively)	307,460	256,304
Current maturities of notes payable, net of debt discount of $6,500 and $0, respectively	203,992	10,387

Total Current Liabilities	8,721,417	8,701,926

Long-Term Liabilities:
Notes payable, net of current maturities	314,927	317,993
Derivative liabilities, net of current portion	181,525	67,220
Other liabilities	39,954	42,129

Total Long-Term Liabilities	536,406	427,342

Total Liabilities	9,257,823	9,129,268

Commitments and Contingencies

Stockholders' Deficit
Preferred stock par value $0.01: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 50,000,000 shares authorized; 35,263,713 and 34,623,089 shares issued and outstanding, respectively	352,637	346,231
Additional paid in capital	2,414,774	2,331,568
Accumulated deficit	(8,152,827)	(7,345,100)

Total Stockholders' Deficit	(5,385,416)	(4,667,301)

Total Liabilities and Stockholders' Deficit	$3,872,407	$4,461,967

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

Consolidated Statements of Operations

	For the Three Months Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)

Revenues	$1,965,441	$820,225

Cost of revenues	1,182,211	243,675

Gross margin	783,230	576,550

Operating expenses
Compensation	676,121	1,024,364
Consulting fees	109,488	21,964
Professional fees	117,641	74,039
Research and development	136,071	100,724
Selling, general and administrative	332,293	170,832
Total operating expenses	1,371,614	1,391,923

Loss from operations	(588,384)	(815,373)

Other income (expense)
Interest expense	(279,571)	(101,563)
Change in fair value of derivative liabilities	86,285	(233,983)
Derivative expense	-	(389,200)
Loss on settlement of liabilities	(4,490)	(1,458)
Other income (expense)	(21,567)	47

Other income (expense), net	(219,343)	(726,157)

Loss before income tax provision	(807,727)	(1,541,530)

Income tax provision	-	-

Net loss	$(807,727)	$(1,541,530)

Net loss per common share - basic and diluted	$(0.02)	$(0.05)

Weighted average common shares outstanding
- Basic and diluted	34,693,910	33,912,952

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(807,727)	$(1,541,530)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,699	3,736
Amortization	-	12,765
Bad debt expense	9,000	-
Stock based compensation	72,257	543,167
Amortization of debt discount	143,547	85,679
Amortization of debt issuance costs	3,958	2,018
Change in fair value of derivative liabilities	(86,285)	233,983
Non-cash interest expense	113,430	-
Derivative expense	-	389,200
Loss on settlement of liabilities	4,490	1,458
Changes in operating assets and liabilities:
Accounts receivable	49,944	(847,195)
Prepaid expenses and other current assets	2,799	7,323
Deferred costs	167,686	(340,468)
Security deposits	(12,000)	-
Accounts payable and accrued liabilities	39,422	431,014
Accounts payable - related party	-	(516)
Accrued interest - related party notes	4,537	-
Deferred revenue	(268,094)	712,724
Other liabilities	(2,175)	(1,359)
Net Cash Used in Operating Activities	(559,513)	(308,001)

Cash Flows From Investing Activities:
Purchase of property and equipment	(9,088)	-
Net Cash Used in Investing Activities	(9,088)	-

Cash Flows From Financing Activities:
Proceeds from notes payable	200,000	-
Repayment of capital lease obligation	-	(923)
Repayment of notes payable	(2,961)	(2,542)
Debt issuance costs	(12,500)	(5,000)
Proceeds from convertible notes	-	280,000
Net Cash Provided by Financing Activities	184,539	271,535

Net change in cash	(384,062)	(36,466)

Cash at beginning of reporting period	735,562	125,517

Cash at end of reporting period	$351,500	$89,051

Supplemental disclosures of cash flow information:
Interest paid	$2,871	$3,366
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$-	$280,000
Debt discount recorded on modification of convertible debt	$2,333
Debt discount recorded on related party notes	$2,000	$-
Debt discount recorded on notes payable	$7,564

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

December 31, 2014 and 2013

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 2014 and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the SEC on December 29, 2014.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;
(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole;
(iii)	Sales returns and allowances: Management’s estimate of sales returns and allowances is based on an analysis of historical returns and allowance activity to establish a baseline reserve level. The Company then evaluates whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level.

(iv)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events;
(v)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;
(vi)	Estimates and assumptions used in valuation of derivative liability and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

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

The consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of December 31, 2014 and September 30, 2014 and for the interim period ended December 31, 2014 and 2013.

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

The Company’s capital lease obligation, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and September 30, 2014.

The Company’s Level 3 financial liabilities consist of derivative convertible notes and derivative warrants issued in connection with the Company’s convertible promissory notes (the "Notes"), for which there is no current market for these securities, such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a binomial model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Accounts Receivable and Allowance for Doubtful Accounts

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

The Company does not have any off-balance-sheet credit exposure to its customers at December 31, 2014 and September 30, 2014.

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

Research and Development and Capitalized Software Development Costs for Internal Use

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

The Company utilizes the Binomial model that values the liability of the derivatives. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Advertising

The Company expenses advertising when incurred. Advertising expense for the reporting period ended December 31, 2014 and 2013 was $7,115 and $11,992, respectively.

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

Deferred Tax Assets and Income Tax Provision

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Potentially Outstanding Dilutive Common Shares
	For the reporting period ended December 31, 2014	For the reporting period ended December 31, 2013
Convertible Note Shares

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company issued three (3) convertible notes payable in the face amount of $25,0000 each, or $75,000 in aggregate, with interest at 10% per annum due October 1, 2011, June 1, 2012 and June 1, 2012, respectively, convertible at the lesser of (i) an amount equal to ninety percent (90%) of the then offering price of subsequent financings, or (ii) $0.15 per share. The due date of the remaining note was subsequently extended four times to December 31, 2015.	166,667	166,667

On January 31, 2012, the Company issued two (2) convertible notes in the face amount of $130,000 each, or $260,000 in aggregate with interest at 5% per annum originally due one (1) year from the date of issuance, convertible at $0.10 per share. The due date of the notes was subsequently extended twice to January 31, 2015. The note is currently in default.	2,600,000	2,600,000

On November 19, 2012, the Company issued two (2) convertible notes in the face amount of $102,500 each, or $205,000 in aggregate, with interest at 5% per annum, convertible at $0.10 per share. The due date of the notes was subsequently extended to January 31, 2015. The note is currently in default.	2,050,000	2,050,000

On July 19, 2013, the Company issued three (3) convertible notes in the aggregate amount of $250,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share. The note is currently in default.	2,500,000	2,500,000

On October 18, 2013, the Company issued three (3) convertible notes in the aggregate amount of $280,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share. The note is currently in default.	2,800,000	2,800,000

Warrant Shares

Common stock warrants, with an exercise price of $0.15 per share.	5,600,271	3,567,500

Option Shares

Stock options, with exercise prices ranging from $0.06 to $0.30 per share.	8,273,917	8,200,333

Total potentially outstanding dilutive common shares	23,990,855	21,884,500

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	December 31, 2014	September 30, 2014

Computers and software	5	$78,126	$72,474

Equipment under capital lease	5	6,962	6,962

Furniture and equipment	7	25,664	22,228

Leasehold improvements	*	7,425	7,425

		118,177	109,089

Less accumulated depreciation and amortization		(71,756)	(66,057)

		$46,421	$43,032

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

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at September 30, 2014.

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense was $5,699 and $3,736 for the period ended December 31, 2014 and 2013, respectively.

Note 5 – Notes Payable

Short Term Note

On December 5, 2014, the Company entered into a term loan agreement (the “Term Loan Agreement”) with Grace McLain Capital Advisors, LLC (the “Lender”) pursuant to which the Lender will lend the Company up to $600,000 in unsecured term loans in three tranches of $200,000 each (the “Loans”). Also on December 5, 2014, the Company received the first $200,000 tranche from the Lender under the Term Loan Agreement (the “Tranche A Term Loan”). At the Company’s option, under the Term Loan Agreement, the Lender will lend the Company a second $200,000 (the “Tranche B Term Loan”) and a third $200,000 (the “Tranche C Term Loan”).

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

On the closing of the Tranche A Term Loan, the Company paid the Lender a 2% ($4,000) structuring fee and a 1% ($2,000) closing fee on the principal amount of the Tranche A Term Loan. The Lender will receive the same fees in the same amounts on the Tranche B Term Loan and the Tranche C Term Loan if the Company exercises its option to close one or both of those additional loans. The Company has also agreed to reimburse the Lender for its out of pocket costs related to the Loans (including reasonable legal fees, due diligence and other costs) up to a maximum of $7,500 and the Company has given the Lender a deposit of $6,500 against these reimbursable expenses.

In connection with the Tranche A Term Loan, the Company issued to the Lender a detachable and transferable warrant (the “Term Loan A Warrant”) to purchase that number of shares of its common stock equal to 1.5% of the Company’s total issued and outstanding shares of common stock on a non-fully diluted basis (but including the issuance of the equity underlying the Term Loan A Warrant) calculated as of the date of closing of the Tranche A Term Loan. Similarly, with respect to the Tranche B Term Loan the Company would be required to issue to the Lender a warrant to purchase an additional 1.5% of the Company’s common stock issued and outstanding as of the closing of that tranche and, with respect to the Tranche C Term Loan, a warrant for an additional 1% of the Company’s issued and outstanding stock. Each of these warrants will have an exercise price of $0.15 per share and will expire two years following the date of issuance.

In connection with the Tranche A Term Loan made to the Company by the Lender, the Company issued to the Lender a Tranche A Warrant exercisable for 527,493 shares of the Company’s common stock. The fair value of the warrants issued was recorded as a debt discount of $7,564 and shall be amortized over the life of the debt to interest expense.

The Company recorded $2,017 interest expense on the Tranche A Term Loan during the period ended December 31, 2014.

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

Debt under these obligations is as follows:

	December 31, 2014	September 30, 2014

Notes payable	$525,419	$328,380

Less: Debt discount	(6,500)	-

Notes payable, net	518,919	-

Less: Current maturities	(203,992)	(10,387)

Notes payable, net of Current maturities and debt discount	$314,927	$317,993

Future minimum principal and interest payment under the above loans are as follows:

Fiscal Year ending September 30:

2015 (remainder of fiscal year)	$227,894

2016	23,328

2017	23,328

2018	23,328

2019	23,328

2020 and thereafter	373,248

694,454

Less interest portion	(169,035)

525,419

Less debt discount	(6,500)

518,919

Less current maturities	(203,992)

$314,927

Debt Discount – Notes Payable

The debt discounts recorded in 2014 pertain to the warrants issued with the Tranche A Term loan.

The following is a summary of the Company’s debt discount – notes payable:

	December 31, 2014	September 30, 2014

Debt discount – notes payable	$7,564	$-
Amortization of debt discount – notes payable	(1,064)	-
Debt discount – notes payable – net	$6,500	$-

Note 6 – Notes Payable – Related Party

Related Parties	Relationship

The Edmonds-Jaques Family Trust dated 06/13/2003	An entity of which the Chief Financial Officer and member of the board of directors of the Company is a trustee.
Radeon, LLC	An entity owned and controlled by a significant stockholder and the President and the Chief Revenue Officer of the Company.

Debt Offering (A)

In August 2014, the Company issued an unsecured promissory note with the principal in the amount of $100,000 to Radeon, LLC with the following terms and conditions:

●	Maturing October 30, 2014,
●	Interest rate at 6% per annum, with interest payable on maturity,
●	Default interest rate is 18% per annum,
●	Three (3) year warrants to purchase 500,000 shares of common stock, with an exercise price of $0.15 per share.

The fair value of the warrants issued with the note was recorded as a debt discount of $30,400 and amortized over the life of the debt to interest expense.

The Company recorded $1,512 interest expense on the note during the period ended December 31, 2014.

As of December 31, 2014, the Company is reflecting a liability of $103,515 which includes $3,515 accrued interest.

On December 24, 2014 the maturity date of the note was extended from October 30, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note. The $1,000 was recorded as a debt discount and shall be amortized over the remaining life of the debt to interest expense.

Debt Offering (B)

In August 2014, the Company issued an unsecured promissory note with the principal in the amount of $100,000 to the Edmonds-Jaques Family Trust dated 06/13/03 with the following terms and conditions:

●	Maturing October 14, 2014,
●	Interest rate at 6% per annum, with interest payable on maturity,
●	Default interest rate is 18% per annum,
●	Three (3) year warrants to purchase 500,000 shares of common stock, with an exercise price of $0.15 per share.

The fair value of the warrants issued with the note was recorded as a debt discount of $28,065 and amortized over the life of the debt to interest expense.

The Company recorded $1,512 interest expense on the note during the period ended December 31, 2014.

As of December 31, 2014, the Company is reflecting a liability of $103,301 which includes $3,301 accrued interest.

On December 22, 2014 the maturity date of the note was extended from October 14, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note. The $1,000 was recorded as a debt discount and amortized over the remaining life of the debt to interest expense.

Debt Offering (C)

In August 2014, the Company issued an unsecured promissory note with the principal in the amount of $100,000 to Radeon, LLC with the following terms and conditions:

●	Maturing December 30, 2014,
●	Interest rate at 6% per annum, with interest payable on maturity,
●	Default interest rate is 18% per annum,
●	Three (3) year warrants to purchase 500,000 shares of common stock, with an exercise price of $0.15 per share.

The fair value of the warrants issued with the note was recorded as a debt discount of $30,405 and amortized over the life of the debt to interest expense.

The Company recorded $1,512 interest expense on the note during the period ended December 31, 2014.

As of December 31, 2014, the Company is reflecting a liability of $102,545 which includes $2,545 accrued interest.

On December 22, 2014 the maturity date of the note was extended from December 30, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note. The $1,000 was recorded as a debt discount and amortized over the remaining life of the debt to interest expense.

Notes payable – related party and accrued interest consisted of the following:

	December 31, 2014	September 30, 2014

Notes payable – related party including accrued interest	$309,362	$301,825
Discount on related party notes	(1,902)	(45,521)
Notes payable – related party, net	$307,460	$256,304

Debt Discount – Related party notes

The debt discounts recorded in 2014 pertain to the warrants issued with the related party notes and certain note amendments.

The following is a summary of the Company’s debt discount – related party notes:

	December 31, 2014	September 30, 2014

Debt discount – related party notes	$91,870	$88,870
Amortization of debt discount – related party notes	(89,968)	(43,349)
Debt discount – related party notes – net	$1,902	$45,521

Note 7 – Convertible Notes Payable

Debt Offering (A)

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company sold three (3) $25,000 notes or $75,000 in aggregate of unsecured, subordinated convertible notes (the "Notes") with the following terms and conditions:

●	Maturity dates ranging from October 1, 2011 to December 31, 2015 as amended;
●	Interest rate at 10% per annum, with interest payable at maturity;
●	Convertible (see further description below); and
●	Subordinate to any senior debt, mezzanine debt, secured debt, or other creditors having priority by law or agreement of the Company as may be incurred by the Company prior to maturity.

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

On December 22, 2014, the remaining note holder, having a note in the principal amount of $25,000, signed a note amendment extending the maturity date of the note. The maturity of the note was extended to December 31, 2015 or the closing of an equity investment where the Company receives net proceeds of more than $500,000, whichever is earlier.

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

On December 22, 2014, one (1) note holder signed a note amendment further extending the maturity date of the note to December 31, 2015, or the closing of an equity investment where the Company receives net proceeds of more than $500,000, whichever is earlier. This modification was not considered a substantial modification of terms. The Company accounted for the modification by comparing the fair value of the conversion feature on the date of modification to the as-modified note to the fair value of the existing note. The increase in fair value of the conversion feature to the as-modified note was recorded as a discount to the note of $2,333 and shall be amortized over the remainder of the life of the note.

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

As of January 31, 2015, the Company is not compliant with the repayment terms of the notes and is in default. On February 11, 2015, the Company received demand notices from the Lender in accordance with Section 7.2 of the Subscription Agreements for mandatory redemption payments on the notes. In accordance with the Provisions of Section 7.2 of the Subscription Agreements, the Lender has demanded repayment of the notes calculated at 120% of the principal amount of the notes, assuming no other defaults apply, plus accrued but unpaid interest. Payment of these amounts is due on or before February 21, 2015. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

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

As of January 31, 2015, the Company is not compliant with the repayment terms of the notes and is in default. On February 11, 2015, the Company received demand notices from the Lender in accordance with Section 7.2 of the Subscription Agreements for mandatory redemption payments on the notes. In accordance with the Provisions of Section 7.2 of the Subscription Agreements, the Lender has demanded repayment of the notes calculated at 120% of the principal amount of the notes, assuming no other defaults apply, plus accrued but unpaid interest. Payment of these amounts is due on or before February 21, 2015. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

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

As of January 31, 2015, the Company is not compliant with the repayment terms of the notes and is in default. On February 11, 2015, the Company received demand notices from the Lender in accordance with Section 7.2 of the Subscription Agreements for mandatory redemption payments on the notes. In accordance with the Provisions of Section 7.2 of the Subscription Agreements, the Lender has demanded repayment of the notes calculated at 120% of the principal amount of the notes, assuming no other defaults apply, plus accrued but unpaid interest. Payment of these amounts is due on or before February 21, 2015. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

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

As of January 31, 2015, the Company is not compliant with the repayment terms of the notes and is in default. On February 11, 2015, the Company received demand notices from the Lender in accordance with Section 7.2 of the Subscription Agreements for mandatory redemption payments on the notes. In accordance with the Provisions of Section 7.2 of the Subscription Agreements, the Lender has demanded repayment of the notes calculated at 120% of the principal amount of the notes, assuming no other defaults apply, plus accrued but unpaid interest. Payment of these amounts is due on or before February 21, 2015. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

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

Amendments to the Convertible Notes Payable (F)

During November 2014 the Company entered into loan modification agreements with certain convertible note holders (the “Lenders”) (Debt offerings “B through E” above). Each of the Lenders agreed to certain modifications to the terms of the notes as outlined below:

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

Derivative Warrants

Due to the fact that these warrants convert at a variable amount and contain price protection features, they are subject to derivative liability treatment. The Company has applied ASC No. 815, due to the potential for settlement in a variable quantity of shares and contain price protection features. The warrants have been measured at fair value using a binomial model at period end with gains and losses from the change in fair value of derivative liabilities recognized on the statements of operations.

The warrants, when issued, gave rise to a derivative liability of $113,430 of which was expensed immediately.

Convertible notes payable consisted of the following:

	December 31, 2014	September 30, 2014

Convertible notes payable	$1,020,000	$1,020,000
Discount on convertible notes	(33,517)	(127,048)
Convertible notes payable, net	$986,483	$892,952

Debt Discount Convertible Notes

The debt discounts recorded pertain to the derivative liability classification of the embedded conversion option and warrants and debt modifications.

The following is a summary of the Company’s debt discount - convertible notes:

	December 31, 2014	September 30, 2014

Debt discount – convertible notes	$900,655	$898,322
Amortization of debt discount – convertible notes	(867,138)	(771,274)
Debt discount – convertible notes - net	$33,517	$127,048

Note 8 – Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued in 2014, 2013 and 2012.

As a result of the application of ASC No. 815, the fair values of the Company’s derivative liabilities are summarized as follows:

Derivative liability – September 30, 2013	$1,385,973
Fair value at the commitment date	669,200
Fair value of derivative liability associated with the extinguishment of the current note	(11,667)
Fair value of derivative liability under terms of newly issued modified note	23,833
Fair value mark to market adjustment	(1,850,369)
Derivative liability – September 30, 2014	216,970
Fair value at the commitment date	113,430
Fair value mark to market adjustment	(86,285)
Derivative liability – December 31, 2014	$244,115
Current portion	$62,590
Non-current portion	$181,525

The Company recorded debt discount to the extent of the net proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the net proceeds.

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and December 31, 2014:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	77%-91%	77%-91%
Expected term:	1.03 years – 3.00 years	1 month – 3.00 years
Risk free interest rate	0.28% - 0.88%	0.03% - 1.10%

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and September 30, 2014:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	162%-171%	77%-89%
Expected term:	1.09 years – 3.00 years	1 month – 2.05 years
Risk free interest rate	0.12% - 0.62%	0.02% - 0.58%

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Balance – September 30, 2013	2,167,500	$0.16
Granted	2,900,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	(22,500)	$0.75
Outstanding – September 30, 2014	5,045,000	$0.15
Granted	1,027,493	$0.15
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2014	6,072,493	$0.15
Exercisable – December 31, 2014	5,600,271	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	6,072,493	1.76 years	$0.15	5,600,271	$0.15

At December 31, 2014 and September 30, 2014 the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 9 – Stockholders’ Deficit

Common Stock

The issuance of common stock during the period ended December 31, 2014 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued for settlement of liabilities	15,624	$1,208	$0.062 – 0.09
Stock issued for services	625,000	62,500	0.10

Total	640,624	$63,708	$0.062 - 0.10

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

On October 22, 2013 the Board approved and made the following amendments to the 2010 Plan:

(i)	added 4,750,000 shares of stock to the amount of stock eligible for grant pursuant to the Plan, and
(ii)	inserted an evergreen provision whereby every October 1, the amount of shares available pursuant to the Plan would reset to a number equal to the greater of (A) 20% of the then issued and outstanding shares of the Company, and (B) the number of shares available for grant pursuant to the Plan on the immediately preceding September 30.

These changes were approved by a majority of the shareholders of the Company as of October 21, 2014. Under the 2010 Plan, as amended by the Board of Directors on October 22, 2013 and approved by the shareholders on October 21, 2014, approximately 1.98 million shares were available for future option grants as of December 31, 2014.

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

During the fiscal year ended September 30, 2011, the Company's board of directors authorized the grant of 3,235,000 stock options, having a total fair value of approximately $515,000, with vesting periods ranging from immediate vesting to four (4) years.  These options expire between September 30, 2012 and September 1, 2017.

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

During the fiscal year ended September 30, 2013, the Company's board of directors authorized the grant of 275,000 stock options, having a total fair value of approximately $40,767, with a vesting period ranging from immediate to 2 years.  These options expire between October 16, 2014 and June 1, 2016.

During the fiscal year ended September 30, 2014, the Company's board of directors authorized the grant of 3,967,000 stock options, having a total fair value of approximately $635,391, with a vesting period ranging from immediate to 2.55 years.  These options expire between November 14, 2016 and January 16, 2017.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance – September 30, 2013	5,111,000	$0.11	2.90	$478,160
Granted	3,967,000	0.11	2.13	$-
Exercised	(150,000)	0.10
Cancelled/Modified	(157,000)	0.10
Balance – September 30, 2014 – outstanding	8,771,000	$0.11	2.04	$29,060
Balance – September 30, 2014 – exercisable	8,228,542	$0.11	2.04	$29,060

Outstanding options held by related parties – September 30, 2014	1,974,000
Exercisable options held by related parties – September 30, 2014	1,974,000

Balance – September 30, 2014	8,771,000	$0.11	2.04	$29,060

Granted	-
Exercised	-
Cancelled/Modified	(45,000)
Balance – December 31, 2014 – outstanding	8,726,000	$0.11	1.80	$15,350
Balance – December 31, 2014 – exercisable	8,273,917	$0.11	1.80	$15,350

Outstanding options held by related parties – December 31, 2014	1,974,000
Exercisable options held by related parties – December 31, 2014	1,974,000

The following is a summary of the Company’s non-vested stock options at December 31, 2014 and September 30, 2014:

		Weighted Average
	Unvested	Grant
	Stock Options	Date Fair Value

Non-vested – September 30, 2013	232,292	$0.10
Granted	3,967,000	$0.11
Vested/Exercised	(3,656,834)	$0.11
Forfeited/Cancelled	-	$-
Non-vested – September 30, 2014	542,458	$0.12
Granted	-	$-
Vested/Exercised	(90,375)	$0.13
Forfeited/Cancelled	-	$-
Non-vested – December 31, 2014	452,083	$0.10

Weighted average remaining period for vesting	1.82 years

Note 10 – Commitments and Contingencies

Employment Agreements

On October 27, 2014, Paul Donlan was appointed by the Company’s Board of Directors (the “Board”) to serve as the Company’s Chief Operating Officer, effective October 27, 2014, following the resignation of John Patton from that position.

Pursuant to the terms of an employment agreement dated August 12, 2014 (the “Agreement”), Mr. Dolan will be entitled to receive a base yearly salary of $165,000, with potential for a 7.5% increase every 12 months commencing January 1, 2015, subject to certain performance milestones to be established by the Board with such increase to be in the Board’s sole discretion. Additionally, pursuant to the terms of the Agreement and subject to Board approval, Mr. Donlan will be entitled to receive incentive stock options under the Company’s 2010 Omnibus Equity Incentive Plan to purchase 1,000,000 shares of the Company’s common stock.

Consulting Agreements

On November 1, 2014, the Company entered into a consulting agreement for business development services with the following terms and conditions:

●	Term – monthly, the agreement can be cancelled by either party with 20 days written notice.
●	Compensation – UK Pounds - 6,667 per month
●	Stock purchase warrants – 500,000 stock purchase warrants with a maturity of 3 years and an exercise price of $0.15 per share. The warrants shall vest over a 3 year period.

On December 1, 2014, the Company entered into an agreement with an IT consultant with the following terms and conditions:

●	Term – 2 years
●	Compensation – 50% of the net profits of advertising related revenues and 20% of gross revenues generated from any text related revenues.
●	Stock purchase warrants – 1,500,000 stock purchase warrants with an exercise price of $0.15 per share. The warrants shall be issued in accordance with service milestones based on monthly average gross revenues.

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

Agreements with Financial Consultants

The Company entered into a one year Advisory Agreement with Roth Capital Partners, LLC (“Roth”) effective October 01, 2014, as amended (the “Roth Advisory Agreement”). Pursuant to the Roth Advisory Agreement, Roth was to act as the Company’s U.S. Capital Markets Advisor to assist the Company in connection with business development, access to the capital markets, investor conferences and general financial advice.

On December 10, 2014 the agreement with Roth was cancelled and the Company issued Roth 625,000 shares of common stock for services at a fair value of $62,500 ($0.10 per share). The amended agreement calls for “piggy-back” registration rights for the shares issued to Roth.

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

Rent expense totaled $31,117 and $31,094 for the period ended December 31, 2014 and 2013, respectively.

Charlotte, North Carolina

In October 2013 the Company entered into a six (6) month lease agreement for a second corporate apartment starting in October 2013. The Company will pay monthly rental payments of $1,100. Rent expense totaled $3,600 and $0 for the period ended December 31, 2014 and 2013, respectively. In May 2014 the lease was extended to October 31, 2014 and monthly rental payments increased to $1,200. In October 2014 the lease was further extended to April 30, 2015

Irvine, California

In October 2014, the Company signed a three (3) year lease agreement, commencing November 1, 2014, for office facilities in Irvine, California. The lease requires base annual rent of approximately $47,000 for the first year, with approximately 2.6% increments each year thereafter. Rent expense totaled $7,851 and $0 for the period ended December 31, 2014 and 2013, respectively.

Future minimum lease payments under these non-cancelable operating leases are approximately as follows:

Fiscal Year Ending September 30
2015 (remainder of fiscal year)	$142,000
2016	187,000
2017	168,000
2018	4,000
Total	$501,000

Charlotte, North Carolina

In December 2012 the Company entered into an operating lease for its corporate apartment under a month-to-month agreement starting in January 2013. The Company will pay monthly rental payments of $1,200. Rent expense totaled $3,600 and $0 for the period ended December 31, 2014 and 2013, respectively. In June of 2013 the Company cancelled the lease.

Charleston, South Carolina

In February 2014 the Company entered into an operating lease for its Charleston, South Carolina office facility under a month-to-month agreement starting in February 2014. The Company will pay monthly rental payments of $1,300. Rent expense totaled $5,370 and $0 for the period ended December 31, 2014 and 2013, respectively.

Newport Beach, California

In February 2014 the Company entered into an operating lease for its Newport Beach, California office facility under a month-to-month agreement starting in February 2014. Currently, the Company pays monthly rental payments of $3,750. Rent expense totaled $10,559 and $0 for the period ended December 31, 2014 and 2013, respectively.

Note 11 – Concentrations

The Company has the following concentrations:

(A)  Accounts Receivable

Customer		December 31, 2014	September 30, 2014
A	***	85%	94%

(B)  Sales

Customer		December 31, 2014	December 31, 2013
A	***	82%	63%

(C)  Accounts Payable

Vendor	December 31, 2014	September 30, 2014
F	16%	0%
G	12%	0%

(D)  Purchases

Vendor	December 31, 2014	December 31, 2013
A	12%	34%
B	7%	16%
C	0%	12%
D	12%	13%
E	12%	1%
F	23%	0%
G	20%	2%

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

Stock Issuances

During January and February 2015 the Company issued 10,416 shares of its common stock for partial settlement of a liability relating to the balance of the purchase price due under an asset purchase agreement entered into with Incite Interactive Media, Inc. on June 1, 2013.

Stock-Based Compensation

On January 5, 2015, the Company issued 48,000 stock options to an employee with an exercise price of $0.15 per share expiring 3 years from the vesting date of each tranche.

On January 5, 2015, the Company issued 1,000,000 stock options to an employee with an exercise price of $0.15 per share expiring 3 years from the vesting date of each tranche.

On January 5, 2015, the Company issued 24,000 stock options to an employee with an exercise price of $0.15 per share expiring 3 years from the vesting date of each tranche.

On January 8, 2015, the Company issued 120,000 stock options to a board member with an exercise price of $0.10 per share expiring 3 years from date of issuance.

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

Results of Operations for the three months ended December 31, 2014 and 2013

The following table sets forth the summary income statement for the three months ended December 31, 2014 and 2013:

	For the Three Months Ended
	December 31, 2014	December 31, 2013

Revenues	$1,965,441	$820,225
Gross Margin	$783,230	$576,550
Operating Expenses	$(1,371,614)	$(1,391,923)
Other Income (Expense), net	$(219,343)	$(726,157)
Net Loss	$(807,727)	$(1,541,530)

Revenues: Revenue increased by approximately 140% to $1,965,441 during the three months ended December 31, 2014, from $820,225 during the corresponding three months ended December 31, 2013. The increase in revenue is due mainly to the increase in the company’s monthly ARPU as customers purchased higher priced products. For the three months ended December 31, 2014 the Company sold a total of 28,178 units, compared to 33,124 total units in the comparable period ended December 31, 2013. The decline in total units sold is due in part to the company’s winding down of its relationship with a reseller of our Reputation Management Services in 2013, and in part to slightly lower unit sales of Listing Service units. In the period ending December 31, 2014, the monthly ARPU was $8.36 as compared to $3.60 for the period ending December 31, 2013. The increase in the monthly ARPU is attributable to our customers purchasing a larger percentage of higher priced products, including our Premium Services and Premium Services in our United Kingdom market, and our winding down of the Reputation Management Services reseller relationship. The Company has changed its method for calculating ARPU, for the period reported in this quarterly report and going forward, to the following formula: Monthly ARPU is defined as the (revenue for the period divided by the number of months in the period) divided by the average number of units in the period) The revenue items included in the numerator of the Company’s ARPU figures are based on our U.S. GAAP results of operations. The Company made this refinement to its APRU calculation because it believes that the revised formula more accurately reflects the Company’s ARPU growth over time. ARPU growth is a measure of a company's success in selling higher priced products and additional services.

Approximately 99% of the Company’s sales were made through its network of resellers and channel partners during the three months ended December 31, 2014 compared to 97% during the three months ended December 31, 2013. The Company had 3,388 resellers and channel partners at December 31, 2014 compared to 3,088 at December 31, 2013, an increase of 300.

Gross Margin: The gross profit margin was 40% during the three months ended December 31, 2014 as compared to 70% during the three months ended December 31, 2013. The decrease in the gross profit margin is primarily attributable to an increase in the costs associated with delivering our higher priced products including the cost of our Essential, Premium and UK premium services. Increased costs were incurred for the submission of our customers’ business profiles to publishers and directories, the verification of these profiles on select directories and publishers, quality control processes and procedures, and data reporting.

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

Operating expenses decreased by 1% during the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. The overall $20,309 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase of payroll and related expenses of $163,000, excluding stock based compensation, was primarily due to an increase in full time staff by nine and an increase in part time staff by one.
●	An increase in travel and travel related expenses of $18,000 as a result of increased sales and marketing activities of our sales staff and international business development.
●	An increase of research and development expenses of $35,000. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred.
●	A decrease in stock based compensation expense of $(471,000). The decrease was primarily due to a reduction in stock based awards issued during the current period compared to the corresponding prior period.
●	An increase in rent, insurance, office supplies and other general overhead expenses of $150,000 due to the Company incurring higher costs related to its call center activities, increased computer and software maintenance and licensing costs and entering into new lease agreements for its office facility and corporate apartments.
●	An increase in professional fees of $90,000 (excluding stock based compensation). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations; and an increase in legal fees related to new debt financings, note amendments involving existing debt and contract amendments. The increases were offset by decreased audit and accounting fees.
●	An increase in bad debt expense of $9,000. The Company recorded bad debt expense of $9,000 during the three months ended December 31, 2014 based on a period end analysis of accounts receivable. During the three months ended December 31, 2013 the Company’s bad debt expense was $0.
●	A decrease in amortization expense of $(13,000) due to the Company’s intangible assets being impaired during the third quarter of 2014.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net decreased by $506,814 to $(219,343) during the three months ended December 31, 2014 as compared to other income (expenses) - net of $(726,157) during the three months ended December 31, 2013. For the three months ended December 31, 2014 other income (expenses) consisted of $(279,571) in interest expense, a gain on change in fair value of derivative liabilities of $86,285, a loss on settlement of liabilities of $(4,490) and miscellaneous expense of $(21,567). For the three months ended December 31, 2013 other income (expenses) consisted of $(101,563) in interest expense, a loss on change in fair value of derivative liabilities of $(233,983), derivative expense of $(389,200), a loss on settlement of liabilities of $(1,458) and miscellaneous income of $(47).

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2014 compared to September 30, 2014:

	Period ended
	December 31, 2014	September 30, 2014	Increase/ (Decrease)
Current Assets	$3,785,637	$4,399,128	$(613,491)
Current Liabilities	$8,721,417	$8,701,926	$19,491
Working Capital Deficit	$(4,935,780)	$(4,302,798)	$(632,982)

As of December 31, 2014, we had a working capital deficit of $4,935,780 as compared to a working capital deficit of $4,302,798 as of September 30, 2014, an increase of $632,982. Our working capital deficit is primarily attributable to our convertible debt and related liabilities approaching maturity during the past year and our historic negative cash flow from operations resulting in our growing accounts payable and accrued liabilities.

Our principal source of liquidity is our cash. As of February 10, 2015, we had $34,000 in cash. We believe our existing available cash is insufficient to enable the Company to meet the working capital requirements for at least the next month. We estimate that we will require approximately $1,500,000 over the next 12 months in order to sustain our operations and implement our business strategy. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On December 5, 2014, the Company entered into a term loan agreement (the “Term Loan Agreement”) with Grace McLain Capital Advisors, LLC (“Lender”) pursuant to which Lender will lend the Company up to $600,000 in unsecured term loans in three tranches of $200,000 each (the “Loans”). Also on December 5, 2014, the Company received the first $200,000 tranche from Lender under the Term Loan Agreement (the “Tranche A Term Loan”). At the Company’s option, under the Term Loan Agreement, Lender will lend the Company a second $200,000 (the “Tranche B Term Loan”) and a third $200,000 (the “Tranche C Term Loan”).

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

On the closing of the Tranche A Term Loan, the Company paid Lender a 2% ($4,000) structuring fee and a 1% ($2,000) closing fee on the principal amount of the Tranche A Term Loan. Lender will receive the same fees in the same amounts on the Tranche B Term Loan and the Tranche C Term Loan if the Company exercises it’s option to close one or both of those additional loans. The Company has also agreed to reimburse Lender for out of pocket costs related to the Loans (including reasonable legal fees, due diligence and other costs) up to a maximum of $7,500 and the Company has given Lender a deposit of $6,500 against these reimbursable expenses.

In connection with the Tranche A Term Loan, the Company issued two (2) year warrants to purchase an aggregate of 527,493 shares of common stock, with an exercise price of $0.15 per share.

As of January 31, 2015, the Company is not compliant with the repayment terms of certain convertible notes (the “Notes”) and is in default. (See Note 7 to the Company’s December 31, 2014 Financial Statements – Debt offerings “B though E”) On February 11, 2015, the Company received demand notices from each of the Lenders in accordance with Section 7.2 of the Subscription Agreements for mandatory redemption payments on the Notes. In accordance with the Provisions of Section 7.2 of the Subscription Agreements, the Lenders have demanded repayment of the Notes calculated at 120% of the principal amount of the Notes, assuming no other defaults apply, plus accrued but unpaid interest. Payment of these amounts is due on or before February 21, 2015. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

SBA Loan - Default and Contingent Liability

On January 16, 2006, the Company secured a loan for $386,300 from the United States Small Business Administration ("SBA"). The loan matures in January 2036 and bears interest at the rate of 4% per annum. Monthly principal and interest payment on the loan is $1,944. As of December 31, 2014 and September 30, 2014, the balance on the Note was $325,419 and $328,380, respectively.

The Company has been in violation of certain covenants contained in this note since 2011. The circumstances that potentially led to these violations have not been cured. The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its obligation.

Summary Cash flows for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31, 2014	December 31, 2013
Net cash provided by (used in) operating activities	$(559,513)	$(308,001)
Net cash provided by (used in) investing activities	$(9,088)	$-
Net cash provided by (used in) financing activities	$184,539	$271,535

Cash Provided by (Used in) Operating Activities

Our largest source of cash provided by operating cash flows is the business listing revenues generated by resellers and through our retail e-commerce web site. Our resellers account for roughly 99% of all sales.

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

The adjustments for the non-cash items decreased from the three months ended December 31, 2013 to the three months ended December 31, 2014 primarily attributed to a decrease in amortization expense on intangible assets due to an impairment charge recorded during the third quarter of 2014, a decrease in loss on change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants, a decrease in stock-based compensation expense as a result of fewer equity awards issued during the three months ended December 31, 2014, a decrease in derivative expense due to the fair value of conversion option and warrants on dates of issuance of convertible debt securities and warrants. These decreases are partially offset by an increase in amortization of debt discount due to the issuance of additional convertible and conventional promissory notes partially offset by fully amortized discounts of notes, an increase in non-cash interest expense due to the amendment of numerous debt instruments and an increase in bad debt expense due to an adjustment to the allowance based on an analysis of receivables during the current period. In addition, the net increase in cash from changes in working capital activities from the three months ended December 31, 2013 to the three months ended December 31, 2014 primarily consisted of a decrease in accounts receivable primarily due to faster collections, an increase in account payables and accrued expenses primarily due to an increase in payroll and payroll related expenses, legal and professional fees, consulting fees incurred and accrued and outside service providers relating to cost of sales, an increase in deferred costs due to an increase in sales and overall related costs being amortized along with higher costs incurred by outside service providers, and an increase in deferred revenue due to an increase in sales and overall revenues being amortized.

Days Sales Outstanding

Days sales outstanding during the three months ending December 31, 2014 was 71 as compared to 80 for the three months ending December 31, 2013. Customers are paying their bills at a faster pace in the current period then in the prior comparable period which had a positive impact on the Company’s cash flow.

Cash Provided by (Used in) Investing Activities

Cash provided by or used in investing activities primarily consist of acquisitions of businesses and intangible assets, and purchases of property and equipment.

Cash used in investing activities increased from three months ended December 31, 2014 to the three months ended December 31, 2013, primarily attributed to an increase in capital expenditures related to our office furniture and equipment.

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

Cash provided by financing activities decreased from the three months ended December 31, 2013 to the three months ended December 31, 2014, primarily driven by a decrease in the issuance of promissory notes.

Recent Accounting Pronouncements

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole;

(iii)	Sales returns and allowances: Management’s estimate of sales returns and allowances is based on an analysis of historical returns and allowance activity to establish a baseline reserve level. The Company then evaluates whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level.

(iv)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events;

(v)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;

(vi)

Estimates and assumptions used in valuation of derivative liability and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

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

The Company’s capital lease obligation, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and September 30, 2014.

The Company’s Level 3 financial liabilities consist of derivative convertible notes and derivative warrants issued in connection with the Company’s convertible promissory notes (the "Notes"), for which there is no current market for these securities, such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a Binomial model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Level 3 Financial Liabilities - Derivative Financial Instruments

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

The Company utilizes the Binomial model that values the liability of the derivatives. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation-Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

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

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method , i.e., expected term = ((vesting term + original contractual term) / 2) , if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Item 1A.  Risk Factors

For information regarding risk factors, please refer to the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2014, which may be accessed via EDGAR through the Internet at www.sec.gov.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock in Exchange for Intellectual Property

During January and February 2015 the Company issued 10,416 shares of its common stock for partial settlement of a liability relating to the balance of the purchase price due under an asset purchase agreement entered into with Incite Interactive Media, Inc. on June 1, 2013.

Stock-Based Compensation

On January 5, 2015, we issued 48,000 stock options to an employee with an exercise price of $0.15 per share expiring 3 years from the vesting date of each tranche.

On January 5, 2015, we issued 1,000,000 stock options to an employee with an exercise price of $0.15 per share expiring 3 years from the vesting date of each tranche.

On January 5, 2015, we issued 24,000 stock options to an employee with an exercise price of $0.15 per share expiring 3 years from the vesting date of each tranche.

On January 8, 2015, we issued 120,000 stock options to a board member with an exercise price of $0.10 per share expiring 3 years from date of issuance.

The foregoing issuance of the shares of common stock was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

Pursuant to a subscription agreement dated January 27, 2012, as amended to date (the “January 2012 Subscription Agreement”), by and among the Company, Alpha Capital Anstalt (“Alpha”) and Whalehaven Capital Fund Limited (“Whalehaven”), and a subscription agreement dated July 19, 2013, as amended to date (the “July 2013 Subscription Agreement,” and together with the January 2012 Subscription Agreement, the “Subscription Agreements”), by and between the Company and Sable Ridge Capital Opportunity Fund Limited (“Sable Ridge,” and together with Alpha and Whalehaven, the “Lenders”), the Company issued secured convertible promissory notes (the “Notes”) to Alpha in the aggregate principal amount of $462,100, to Whalehaven in the aggregate principal amount of $432,500 and to Sable Ridge in the aggregate principal amount of $100,000. All of the Notes became due and payable on January 31, 2015. The Company did not repay the Notes when due and, thus, is in default under the terms of the Notes.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

*	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBL Interactive, Inc.

Date: February 17, 2015	/s/ Doyal Bryant
Doyal Bryant
Chief Executive Officer (Principal Executive Officer)

/s/ David Jaques
David Jaques
Chief Financial Officer (Principal Financial and Accounting Officer)

