Form 10-Q
period 2015-03-31
UBL Interactive,Inc.
filed 2015-05-19
CIK 1576778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2015

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

As of May 19, 2015 there were 37,017,896 shares of $0.01 par value common stock issued and outstanding.

FORM 10-Q

UBL Interactive, Inc.

i

UBL Interactive, Inc.

March 31, 2015 and 2014

ii

UBL Interactive, Inc.

Consolidated Balance Sheets

	March 31, 2015	September 30, 2014
	(Unaudited)

Assets

Current Assets
Cash	$87,226	$735,562
Accounts receivable, net of allowance for doubtful accounts of $174,454 and $222,256, respectively	175,311	1,090,266
Prepaid expenses and other current assets	63,355	35,979
Deferred costs	1,709,932	2,537,321
Total Current Assets	2,035,824	4,399,128

Property and Equipment, net	44,634	43,032

Other Assets
Intangible assets, net	9,825	-
Security deposits	25,218	16,968
Debt issue costs, net	13,666	2,839

Total Other Assets	48,709	19,807

Total Assets	$2,129,167	$4,461,967

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$4,150,365	$3,628,234
Deferred revenue	2,233,941	3,764,299
Convertible notes payable, net of debt discount of $0 and $127,048, respectively	1,219,000	892,952
Current portion of derivative liabilities	27,077	149,750
Notes payable - related party (including accrued interest of $13,800 and $1,825, respectively and net of debt discount of $0 and $45,521, respectively)	313,800	256,304
Current maturities of notes payable, net of debt discount of $1,615 and $0, respectively	142,315	10,387

Total Current Liabilities	8,086,498	8,701,926

Long-Term Liabilities:
Notes payable, net of current maturities	312,368	317,993
Derivative liabilities, net of current portion	409,656	67,220
Other liabilities	36,942	42,129

Total Long-Term Liabilities	758,966	427,342

Total Liabilities	8,845,464	9,129,268

Commitments and Contingencies

Stockholders' Deficit
Preferred stock par value $0.01: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 200,000,000 shares authorized; 36,462,480 and 34,623,089 shares issued and outstanding, respectively	364,624	346,231
Additional paid in capital	2,646,143	2,331,568
Accumulated deficit	(9,727,064)	(7,345,100)

Total Stockholders' Deficit	(6,716,297)	(4,667,301)

Total Liabilities and Stockholders' Deficit	$2,129,167	$4,461,967

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,745,896	$1,021,431	$3,711,337	$1,841,656

Cost of revenues	1,196,646	351,377	2,378,857	595,052

Gross margin	549,250	670,054	1,332,480	1,246,604

Operating expenses
Compensation	710,140	559,631	1,386,261	1,583,995
Consulting fees	287,583	79,518	397,071	101,482
Professional fees	98,912	46,047	216,553	120,086
Research and development	173,267	58,809	309,338	159,533
Selling, general and administrative	424,140	226,225	756,433	397,057
Total operating expenses	1,694,042	970,230	3,065,656	2,362,153

Loss from operations	(1,144,792)	(300,176)	(1,733,176)	(1,115,549)

Other income (expense)
Interest expense	(264,135)	(110,379)	(543,706)	(211,942)
Change in fair value of derivative liabilities	(192,618)	425,179	(106,333)	191,196
Derivative expense	-	-	-	(389,200)
Loss on extinguishment of debt	(40,550)	(12,166)	(40,550)	(12,166)
Gain (loss) on settlement of liabilities	1,667	1,050	(2,823)	(408)
Other income (expense)	66,191	(12,738)	44,624	(12,691)

Other income (expense), net	(429,445)	290,946	(648,788)	(435,211)

Loss before income tax provision	(1,574,237)	(9,230)	(2,381,964)	(1,550,760)

Income tax provision	-	-	-	-

Net loss	$(1,574,237)	$(9,230)	$(2,381,964)	$(1,550,760)

Net loss per common share - basic and diluted	$(0.04)	$(0.00)	$(0.07)	$(0.05)

Weighted average common shares outstanding
- Basic and diluted	35,482,789	34,060,304	35,084,015	33,985,819

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(2,381,964)	$(1,550,760)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11,667	7,402
Amortization	-	25,531
Bad debt expense (recovery)	2,678	(7,000)
Stock based compensation	316,644	634,102
Amortization of debt discount	181,518	179,403
Amortization of debt issuance costs	10,972	4,170
Change in fair value of derivative liabilities	106,333	(191,196)
Non-cash interest expense	312,430	-
Derivative expense	-	389,200
Loss on extinguishment of debt	40,550	12,166
Loss on settlement of liabilities	2,823	408
Changes in operating assets and liabilities:
Accounts receivable	912,277	(648,306)
Prepaid expenses and other current assets	(27,376)	(83,496)
Deferred costs	827,389	(736,371)
Security deposits	(8,250)	(6,150)
Accounts payable and accrued liabilities	478,219	445,268
Accounts payable - related party	-	5,804
Accrued interest - related party notes	8,975	-
Deferred revenue	(1,530,358)	1,429,443
Other liabilities	(5,187)	(3,534)
Net Cash Used in Operating Activities	(740,660)	(93,916)

Cash Flows From Investing Activities:
Purchase of property and equipment	(13,269)	(18,631)
Purchase of domain name	(9,825)
Net Cash Used in Investing Activities	(23,094)	(18,631)

Cash Flows From Financing Activities:
Proceeds from notes payable	200,000	50,000
Repayment of capital lease obligation	-	(1,877)
Repayment of notes payable	(72,082)	(55,253)
Debt issuance costs	(12,500)	(15,000)
Proceeds from convertible notes	-	280,000
Net Cash Provided by Financing Activities	115,418	257,870

Net change in cash	(648,336)	145,323

Cash at beginning of reporting period	735,562	125,517

Cash at end of reporting period	$87,226	$270,840

Supplemental disclosures of cash flow information:
Interest paid	$9,705	$7,138
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$-	$280,000
Debt discount recorded on related party notes	$3,000	$-
Debt discount recorded on notes payable	$7,564	$-
Debt issuance costs recorded on notes payable	$9,299	$-
Stock options exercised through settlement of liability	$-	$15,000

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

March 31, 2015 and 2014

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

UBL Interactive, Inc.

UBL Interactive, Inc. (“UBL” or the “Company”) was incorporated under the laws of the State of Delaware on September 30, 2009. The Company provides public identity services to businesses by managing their online profile information and distributing this information uniformly to search engines, directory publishers, social networks and mobile services.

Note 2 - Significant and Critical Accounting Policies and Practices

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries-all entities in which a parent has a controlling financial interest-shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

The consolidated financial statements include all accounts of the Company and consolidated subsidiaries and/or entities as of reporting periods and for the reporting periods then ended.

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

The Company’s capital lease obligation, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2015 and September 30, 2014.

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

The Company does not have any off-balance-sheet credit exposure to its customers at March 31, 2015 and September 30, 2014.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer and software	3-5

Equipment under capital lease	3-5

Furniture and fixture	5-7

Leasehold improvement	*

(*)	Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

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

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Advertising

The Company expenses advertising when incurred. Advertising expense was $34,422 and $14,608 for the reporting period ended March 31, 2015 and 2014, respectively.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260-10-55-23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Potentially Outstanding Dilutive Common Shares
	For the reporting period ended March 31, 2015	For the reporting period ended March 31, 2014
Convertible Note Shares

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company issued three (3) convertible notes payable in the face amount of $25,0000 each, or $75,000 in aggregate, with interest at 10% per annum due October 1, 2011, June 1, 2012 and June 1, 2012, respectively, convertible at the lesser of (i) an amount equal to ninety percent (90%) of the then offering price of subsequent financings, or (ii) $0.15 per share. The due date of the remaining note was subsequently extended four times to December 31, 2015.	166,667	166,667

On January 31, 2012, the Company issued two (2) convertible notes in the face amount of $130,000 each, or $260,000 in aggregate with interest at 5% per annum originally due one (1) year from the date of issuance, convertible at $0.10 per share. The due date of the notes was subsequently extended three times to June 25, 2015. The noteholders agreed to suspend their rights to convert any outstanding portions of the notes through June 25, 2015.	-	2,600,000

On November 19, 2012, the Company issued two (2) convertible notes in the face amount of $102,500 each, or $205,000 in aggregate, with interest at 5% per annum, convertible at $0.10 per share. The due date of the notes was subsequently extended to June 25, 2015. The noteholders agreed to suspend their rights to convert any outstanding portions of the notes through June 25, 2015.	-	2,050,000

On July 19, 2013, the Company issued three (3) convertible notes in the aggregate amount of $250,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share. The due date of the notes was subsequently extended to June 25, 2015. The noteholders agreed to suspend their rights to convert any outstanding portions of the notes through June 25, 2015.	-	2,500,000

On October 18, 2013, the Company issued three (3) convertible notes in the aggregate amount of $280,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share. The due date of the notes was subsequently extended to June 25, 2015. The noteholders agreed to suspend their rights to convert any outstanding portions of the notes through June 25, 2015.	-	2,800,000

Warrant Shares

Common stock warrants, with an exercise price of $0.15 per share.	4,861,938	3,567,500

Option Shares

Stock options, with exercise prices ranging from $0.06 to $0.30 per share.	8,848,167	8,159,792

Total potentially outstanding dilutive common shares	13,876,772	21,884,500

There were no potentially outstanding dilutive common shares for the reporting period ended March 31, 2015 or 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.	Contracts with customers - including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
2.	Significant judgments and changes in judgments - determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation-Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest.  To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250—Interest—Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2015-03 on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) .

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2015	September 30, 2014

Computers and software	3-5	$82,307	$72,474

Equipment under capital lease	3-5	6,962	6,962

Furniture and equipment	5-7	25,664	22,228

Leasehold improvements	*	7,425	7,425

		122,358	109,089

Less accumulated depreciation and amortization		(77,724)	(66,057)

		$44,634	$43,032

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

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense was $11,667 and $7,402 for the period ended March 31, 2015 and 2014, respectively.

Note 5 - Notes Payable

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

The Company recorded $6,872 interest expense on the Tranche A Term Loan during the period ended March 31, 2015.

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

Debt under these obligations is as follows:

	March 31, 2015	September 30, 2014

Notes payable	$456,298	$328,380

Less: Debt discount	(1,615)	-

Notes payable, net	454,683	328,380

Less: Current maturities	(142,315)	(10,387)

Notes payable, net of Current maturities and debt discount	$312,368	$317,993

Future minimum principal and interest payment under the above loans are as follows:

Fiscal Year ending September 30:

2015 (remainder of fiscal year)	$151,929

2016	23,328

2017	23,328

2018	23,328

2019	23,328

2020 and thereafter	373,248

618,489

Less interest portion	(162,191)

456,298

Less debt discount	(1,615)

454,683

Less current maturities	(142,315)

$312,368

Debt Discount - Notes Payable

The debt discounts recorded in 2014 pertain to the warrants issued with the Tranche A Term loan.

The following is a summary of the Company’s debt discount - notes payable:

	March 31, 2015	September 30, 2014

Debt discount - notes payable	$7,564	$-
Amortization of debt discount - notes payable	(5,949)	-
Debt discount - notes payable - net	$1,615	$-

Note 6 - Notes Payable - Related Party

Related Parties	Relationship

The Edmonds-Jaques Family Trust dated 06/13/2003	An entity of which the Chief Financial Officer and member of the board of directors of the Company is a trustee.
Radeon, LLC	An entity owned and controlled by a significant stockholder and the President and the Chief Revenue Officer of the Company.

Debt Offering (A)

In August 2014, the Company issued an unsecured promissory note with the principal in the amount of $100,000 to Radeon, LLC with the following terms and conditions:

●	Maturing October 30, 2014;

●	Interest rate at 6% per annum, with interest payable on maturity;
●	Default interest rate is 18% per annum; and
●	Three (3) year warrants to purchase 500,000 shares of common stock, with an exercise price of $0.15 per share.

The fair value of the warrants issued with the note was recorded as a debt discount of $30,400 and amortized over the life of the debt to interest expense.

The Company recorded $13,787 interest expense on the note during the period ended March 31, 2015.

As of March 31, 2015, the Company is reflecting a liability of $104,995 which includes $4,995 accrued interest.

On December 24, 2014 the maturity date of the note was extended from October 30, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note. The $1,000 was recorded as a debt discount and shall be amortized over the remaining life of the debt to interest expense.

In May 2015, the note was further extended to June 30, 2015.

Debt Offering (B)

In August 2014, the Company issued an unsecured promissory note with the principal in the amount of $100,000 to the Edmonds-Jaques Family Trust dated 06/13/03 with the following terms and conditions:

●	Maturing October 14, 2014;
●	Interest rate at 6% per annum, with interest payable on maturity;
●	Default interest rate is 18% per annum; and
●	Three (3) year warrants to purchase 500,000 shares of common stock, with an exercise price of $0.15 per share.

The fair value of the warrants issued with the note was recorded as a debt discount of $28,065 and amortized over the life of the debt to interest expense.

The Company recorded $9,972 interest expense on the note during the period ended March 31, 2015.

As of March 31, 2015, the Company is reflecting a liability of $104,780 which includes $4,780 accrued interest.

On December 22, 2014 the maturity date of the note was extended from October 14, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note. The $1,000 was recorded as a debt discount and amortized over the remaining life of the debt to interest expense.

In May 2015, the note was further extended to June 30, 2015.

Debt Offering (C)

In August 2014, the Company issued an unsecured promissory note with the principal in the amount of $100,000 to Radeon, LLC with the following terms and conditions:

●	Maturing December 30, 2014;
●	Interest rate at 6% per annum, with interest payable on maturity;
●	Default interest rate is 18% per annum; and
●	Three (3) year warrants to purchase 500,000 shares of common stock, with an exercise price of $0.15 per share.

The fair value of the warrants issued with the note was recorded as a debt discount of $30,405 and amortized over the life of the debt to interest expense.

The Company recorded $33,735 interest expense on the note during the period ended March 31, 2015.

As of March 31, 2015, the Company is reflecting a liability of $104,025 which includes $4,025 accrued interest.

On December 22, 2014 the maturity date of the note was extended from December 30, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note. The $1,000 was recorded as a debt discount and amortized over the remaining life of the debt to interest expense.

In May 2015, the note was further extended to June 30, 2015.

Notes payable - related party and accrued interest consisted of the following:

	March 31, 2015	September 30, 2014

Notes payable - related party including accrued interest	$313,800	$301,825
Discount on related party notes	-	(45,521)
Notes payable - related party, net	$313,800	$256,304

Debt Discount - Related party notes

The debt discounts recorded in 2014 pertain to the warrants issued with the related party notes and certain note amendments.

The following is a summary of the Company’s debt discount - related party notes:

	March 31, 2015	September 30, 2014

Debt discount - related party notes	$91,870	$88,870
Amortization of debt discount - related party notes	(91,870)	(43,349)
Debt discount - related party notes - net	$-	$45,521

Note 7 - Convertible Notes Payable

Debt Offering (A)

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company sold three (3) $25,000 notes or $75,000 in aggregate of unsecured, subordinated convertible notes (the "Notes") with the following terms and conditions:

●	Maturity dates ranging from October 1, 2011 to December 31, 2015 as amended (see below);
●	Interest rate at 10% per annum, with interest payable at maturity;
●	Convertible (see further description below); and
●	Subordinate to any senior debt, mezzanine debt, secured debt, or other creditors having priority by law or agreement of the Company as may be incurred by the Company prior to maturity.

Conversion Feature - Convertible Notes

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

On December 22, 2014, one (1) note holder signed a note amendment further extending the maturity date of the note to December 31, 2015, or the closing of an equity investment where the Company receives net proceeds of more than $500,000, whichever is earlier. This modification was not considered a substantial modification of terms. The Company accounted for the modification by comparing the fair value of the conversion feature on the date of modification to the as-modified note to the fair value of the existing note. The increase in fair value of the conversion feature to the as-modified note was recorded in earnings on the date of the modification.

Debt Offering (B)

On January 31, 2012, the Company sold two (2) $130,000 notes or $260,000 in aggregate of secured, subordinated convertible notes (the "Notes") with the following terms and conditions:

●	Maturing on June 25, 2015 as amended (see below);
●	Interest rate at 5% per annum, with interest payable semi-annually;
●	Default interest rate is 10% per annum;
●	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below);
●	Three (3) year warrants to purchase 780,000 shares of common stock, with an exercise price of $0.15 per share; and
●	Secured by all assets of the Company.

On November 13, 2012 the maturity date of these notes was extended from January 31, 2013 to January 31, 2014. As consideration for the extension, the Company issued the Note holders 307,500 warrants, with an exercise price of $0.15 per share.

On July 19, 2013 the maturity date of these notes was further extended from January 31, 2014 to January 31, 2015. As consideration for the extension, the Company issued the Note holders 300,000 warrants, with an exercise price of $0.15 per share. (See “Amendments to the Convertible Notes Payable (F)” below.)

On February 11, 2015, due to default, the Company received demand notices from the Lender in accordance with Section 7.2 of the Subscription Agreements for mandatory redemption payments on the notes. In accordance with the Provisions of Section 7.2 of the Subscription Agreements, the Lender demanded repayment of the notes calculated at 120% of the principal amount of the notes, assuming no other defaults apply, plus accrued but unpaid interest.

On March 27, 2015 the maturity date of these notes was further extended from January 31, 2015 to June 25, 2015. (See “Amendments to the Convertible Notes Payable (G)” below.)

Conversion Feature - Convertible Notes

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

Because these notes contain price protection features (ratchet provision), management has concluded that the features cannot be indexed solely to the company’s own stock and therefore are precluded from equity classification. As a result, the features must be accounted for as derivative liabilities. (See “Amendments to the Convertible Notes Payable (F and G)” below regarding amendments to conversion feature.)

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

On March 27, 2015, the note holders signed a note amendment extending the maturity date of the Notes to June 25, 2015, waived the prohibition against prepayment of the Notes and also agreed to suspend their rights to convert any outstanding portions of the Notes through June 25, 2015. This was considered a substantial modification of terms and the Company applied extinguishment accounting. (See “Amendments to the Convertible Notes Payable (G)” below regarding extinguishment accounting.)

Debt Offering (C)

On November 19, 2012, the Company sold two (2) $102,500 notes or $205,000 in aggregate of secured, subordinated convertible notes (the "Notes") with the following terms and conditions:

●	Maturing on June 25, 2015 as amended (see below);
●	Interest rate at 5% per annum, with interest payable semi-annually;
●	Default interest rate is 10% per annum;
●	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below);
●	Three (3) year warrants to purchase 615,000 shares of common stock, with an exercise price of $0.15 per share; and
●	Secured by all assets of the Company.

On July 19, 2013 the maturity date of these notes was extended from January 31, 2014 to January 31, 2015. As consideration for the extension, the Company issued the Note holders 300,000 warrants, with an exercise price of $0.15 per share. (See “Amendments to the Convertible Notes Payable (F)” below.)

On February 11, 2015, due to default, the Company received demand notices from the Lender in accordance with Section 7.2 of the Subscription Agreements for mandatory redemption payments on the notes. In accordance with the Provisions of Section 7.2 of the Subscription Agreements, the Lender demanded repayment of the notes calculated at 120% of the principal amount of the notes, assuming no other defaults apply, plus accrued but unpaid interest.

On March 27, 2015 the maturity date of these notes was further extended from January 31, 2015 to June 25, 2015. (See “Amendments to the Convertible Notes Payable (G)” below.)

Conversion Feature - Convertible Notes

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

Because these notes contain price protection features (ratchet provision), management has concluded that the features cannot be indexed solely to the company’s own stock and therefore are precluded from equity classification. As a result, the features must be accounted for as derivative liabilities. (See “Amendments to the Convertible Notes Payable (F and G)” below regarding amendments to conversion feature.)

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

On March 27, 2015, the note holders signed a note amendment extending the maturity date of the Notes to June 25, 2015, waived the prohibition against prepayment of the Notes and also agreed to suspend their rights to convert any outstanding portions of the Notes through June 25, 2015. This was considered a substantial modification of terms and the Company applied extinguishment accounting. (See “Amendments to the Convertible Notes Payable (G)” below regarding extinguishment accounting.)

Debt Offering (D)

On July 19, 2013, the Company sold $250,000 in aggregate of secured, subordinated convertible notes (the "Notes") to three (3) note holders with the following terms and conditions:

●	Maturing on June 25, 2015, as amended (see below);
●	Interest rate at 5% per annum, with interest payable semi-annually;
●	Default interest rate is 10% per annum;
●	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below);
●	Three (3) year warrants to purchase 750,000 shares of common stock, with an exercise price of $0.15 per share; and
●	Secured by all assets of the Company.

On February 11, 2015, due to default, the Company received demand notices from the Lender in accordance with Section 7.2 of the Subscription Agreements for mandatory redemption payments on the notes. In accordance with the Provisions of Section 7.2 of the Subscription Agreements, the Lender demanded repayment of the notes calculated at 120% of the principal amount of the notes, assuming no other defaults apply, plus accrued but unpaid interest.

On March 27, 2015 the maturity date of these notes was extended from January 31, 2015 to June 25, 2015. (See “Amendments to the Convertible Notes Payable (F and G)” below.)

Conversion Feature - Convertible Notes

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

Because these notes contain price protection features (ratchet provision), management has concluded that the features cannot be indexed solely to the company’s own stock and therefore are precluded from equity classification. As a result, the features must be accounted for as derivative liabilities. (See “Amendments to the Convertible Notes Payable (F and G)” below regarding amendments to conversion feature.)

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

Extinguishment Accounting

On March 27, 2015, the note holders signed a note amendment extending the maturity date of the Notes to June 25, 2015, waived the prohibition against prepayment of the Notes and also agreed to suspend their rights to convert any outstanding portions of the Notes through June 25, 2015. This was considered a substantial modification of terms and the Company applied extinguishment accounting. (See “Amendments to the Convertible Notes Payable (G)” below regarding extinguishment accounting.)

Debt Offering (E)

On October 18, 2013, the Company sold $280,000 in aggregate of secured, subordinated convertible notes (the "Notes") to three (3) note holders with the following terms and conditions:

●	Maturing on June 25, 2015, as amended (see below);
●	Interest rate at 5% per annum, with interest payable semi-annually;
●	Default interest rate is 10% per annum;
●	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below);
●	Three (3) year warrants to purchase 1,400,000 shares of common stock, with an exercise price of $0.15 per share; and
●	Secured by all assets of the Company.

On February 11, 2015, due to default, the Company received demand notices from the Lender in accordance with Section 7.2 of the Subscription Agreements for mandatory redemption payments on the notes. In accordance with the Provisions of Section 7.2 of the Subscription Agreements, the Lender demanded repayment of the notes calculated at 120% of the principal amount of the notes, assuming no other defaults apply, plus accrued but unpaid interest.

On March 27, 2015 the maturity date of these notes was extended from January 31, 2015 to June 25, 2015. (See “Amendments to the Convertible Notes Payable (G)” below.)

Conversion Feature - Convertible Notes

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

Because these notes contain price protection features (ratchet provision), management has concluded that the features cannot be indexed solely to the company’s own stock and therefore are precluded from equity classification. As a result, the features must be accounted for as derivative liabilities. (See “Amendments to the Convertible Notes Payable (F and G)” below regarding amendments to conversion feature.)

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

Extinguishment Accounting

On March 27, 2015, the note holders signed a note amendment extending the maturity date of the Notes to June 25, 2015, waived the prohibition against prepayment of the Notes and also agreed to suspend their rights to convert any outstanding portions of the Notes through June 25, 2015. This was considered a substantial modification of terms and the Company applied extinguishment accounting. (See “Amendments to the Convertible Notes Payable (G)” below regarding extinguishment accounting.)

Amendments to the Convertible Notes Payable (F)

During November 2014 the Company entered into loan modification agreements with certain convertible note holders (the “Lenders”) (Debt offerings “B through E” above). Each of the Lenders agreed to certain modifications to the terms of the notes as outlined below:

●	The Company may prepay the notes at any time, provided that the notes are paid off at one time, in full, on or before December 31, 2014, at 105% of the amount owed on the notes;
●	Conversion rights of the notes are suspended through and including December 31, 2014; and
●	In consideration of the Lenders’ entry into the loan modifications, the Company agreed to issue to each of the Lenders warrants to purchase shares of the Company’s common stock in cash. The number of warrant shares which may be issued to the Lenders and the exercise price thereof shall be determined by reference to one or more public or private offerings of the Company’s securities expected to be completed in 2015.

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

Amendments to the Convertible Notes Payable (G)

On March 27, 2015, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to certain transaction documents (the “Purchase Agreements”) pursuant to which three investors (the “Lenders”) had lent funds to the Company in exchange for secured convertible promissory notes (the “Notes”) and warrants (Debt offerings “B through E” above). Pursuant to the terms of the Fifth Amendment, the Lenders agreed to extend the maturity dates on the Notes from January 31, 2015 to June 25, 2015 and waive the prohibition against prepayment of the Notes. The Lenders also agreed to suspend their rights to convert any outstanding portions of the Notes through June 25, 2015. The Company cannot guarantee, however, that it will be able to prepay the Notes by June 25, 2015. As consideration for the Fifth Amendment, the Company agreed to issue 500,000 shares of the Company’s common stock in the aggregate to the Lenders on a pro rata basis. The Company also acknowledged and confirmed that, pursuant to Section 7.2 of the Purchase Agreements, the principal amount of each of the Notes would be increased by 20% of the original principal amount to reflect an increase with respect to a Mandatory Redemption Payment (as defined in the Purchase Agreements).

The Company issued the Noteholders an aggregate of 500,000 shares of common stock on April 6, 2015 as per the terms of the Fifth Amendment.

Extinguishment Accounting

On March 27, 2015, the Lenders signed a note amendment extending the maturity date of the Notes to June 25, 2015, waived the prohibition against prepayment of the Notes and also agreed to suspend their rights to convert any outstanding portions of the Notes through June 25, 2015. This was considered a substantial modification of terms and the Company applied extinguishment accounting. The Company compared the fair value of the note on the date of modification to the as-modified note. Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $40,550, for the period ended March 31, 2015.

Convertible notes payable consisted of the following:

	March 31, 2015	September 30, 2014

Convertible notes payable	$1,219,000	$1,020,000
Discount on convertible notes	-	(127,048)
Convertible notes payable, net	$1,219,000	$892,952

Debt Discount Convertible Notes

The debt discounts recorded pertain to the derivative liability classification of the embedded conversion option and warrants and debt modifications.

The following is a summary of the Company’s debt discount - convertible notes:

	March 31, 2015	September 30, 2014

Debt discount - convertible notes	$900,655	$898,322
Amortization of debt discount - convertible notes	(900,655)	(771,274)
Debt discount - convertible notes - net	$-	$127,048

Note 8 - Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued in 2014, 2013 and 2012.

As a result of the application of ASC No. 815, the fair values of the Company’s derivative liabilities are summarized as follows:

Derivative liability - September 30, 2013	$1,385,973
Fair value at the commitment date	669,200
Fair value of derivative liability associated with the extinguishment of the current note	(11,667)
Fair value of derivative liability under terms of newly issued modified note	23,833
Fair value mark to market adjustment	(1,850,369)
Derivative liability - September 30, 2014	216,970
Fair value at the commitment date	113,430
Fair value mark to market adjustment	106,333
Derivative liability - March 31, 2015	$436,733
Current portion	$27,077
Non-current portion	$409,656

The Company recorded debt discount to the extent of the net proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the net proceeds.

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and March 31, 2015:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	77%-91%	73%-91%
Expected term:	1.03 years - 3.00 years	.03 month - 2.8 years
Risk free interest rate	0.28% - 0.88%	0.01% - 1.10%

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and September 30, 2014:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	162%-171%	77%-89%
Expected term:	1.09 years - 3.00 years	1 month - 2.05 years
Risk free interest rate	0.12% - 0.62%	0.02% - 0.58%

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Balance - September 30, 2013	2,167,500	$0.16
Granted	2,900,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	(22,500)	$0.75
Outstanding - September 30, 2014	5,045,000	$0.15
Granted	1,027,493	$0.15
Exercised	-	$-
Forfeited/Cancelled	(780,000)	$0.15
Outstanding - March 31, 2015	5,292,493	$0.15
Exercisable - March 31, 2015	4,861,938	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	5,292,493	1.76 years	$0.15	4,861,938	$0.15

Note 9 - Stockholders’ Deficit

Common Stock

The issuance of common stock during the period ended March 31, 2015 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued for settlement of liabilities	31,248	$2,510	$0.062 - 0.09
Stock issued for services	1,808,143	273,581	0.10 - 0.185

Total	1,839,391	$276,091	$0.062 - 0.10

Details of common stock issuances during the period ended March 31, 2015 are as follows:

On December 10, 2014, in connection with the cancellation of an advisory agreement, the Company issued 625,000 shares of common stock to an investment banker for services received. The shares are fully vested on the date of issuance. The Company recorded $62,500 of consultant fees in connection with such issuance.

During the period ended March 31, 2015 the Company issued 31,248 shares of its common stock for partial settlement of a liability relating to the balance of the purchase price due under an asset purchase agreement entered into with Incite Interactive Media, Inc. on June 1, 2013.

On March 5, 2015, the Company issued 100,000 shares of common stock to an investment banker for services received. The shares are fully vested on the date of issuance. The Company recorded $10,700 of consultant fees in connection with such issuance.

On March 16, 2015, the Company issued 1,083,143 shares of common stock to a consulting firm for services received. The shares are fully vested on the date of issuance. The Company recorded $200,381 of consultant fees in connection with such issuance.

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

These changes were approved by a majority of the shareholders of the Company as of October 21, 2014. Under the 2010 Plan, as amended by the Board of Directors on October 22, 2013 and approved by the shareholders on October 21, 2014, approximately 450,000 shares were available for future option grants as of March 31, 2015.

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

During the period ended March 31, 2015, the Company's board of directors authorized the grant of 1,192,000 stock options, having a total fair value of approximately $25,767, with a vesting period ranging from immediate to 1.21 years.  These options expire between January 5, 2018 and March 24, 2019.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance - September 30, 2013	5,111,000	$0.11	2.90	$478,160
Granted	3,967,000	0.11	2.13	$-
Exercised	(150,000)	0.10
Cancelled/Modified	(157,000)	0.10
Balance - September 30, 2014 - outstanding	8,771,000	$0.11	2.04	$29,060
Balance - September 30, 2014 - exercisable	8,228,542	$0.11	2.04	$29,060

Outstanding options held by related parties - September 30, 2014	1,974,000
Exercisable options held by related parties - September 30, 2014	1,974,000

Balance - September 30, 2014	8,771,000	$0.11	2.04	$29,060

Granted	1,192,000
Exercised	(45,000)
Cancelled/Modified	(125,000)	$0.10
Balance - March 31, 2015 - outstanding	9,793,000	$0.12	1.76	$784,588
Balance - March 31, 2015 - exercisable	8,848,167	$0.11	1.67	$766,299

Outstanding options held by related parties - March 31, 2015	2,094,000
Exercisable options held by related parties - March 31, 2015	2,094,000

The following is a summary of the Company’s non-vested stock options at March 31, 2015 and September 30, 2014:

		Weighted Average
	Unvested Stock	Grant Date Fair
	Options	Value

Non-vested - September 30, 2013	232,292	$0.10
Granted	3,967,000	$0.11
Vested/Exercised	(3,656,834)	$0.11
Forfeited/Cancelled	-	$-
Non-vested - September 30, 2014	542,458	$0.12
Granted	1,192,000	$0.15
Vested/Exercised	(789,625)	$0.16
Forfeited/Cancelled	-	$-
Non-vested - March 31, 2015	944,833	$0.13

Weighted average remaining period for vesting	2.66 years

On the dates of grant during the period ended March 31, 2015, the Company valued stock option issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.10-$0.15
Expected dividends	0%
Expected volatility	77% - 87%
Risk fee interest rate	1.00% - 1.57%
Expected life of stock options	1.5 years - 2.6 years
Expected forfeitures	0%

The following is a summary of the Company’s stock options issued to related parties for services during the period ended March 31, 2015:

	Options	Value

Issued to board members	120,000	$3,609
Total	120,000	$3,609

On the dates of grant during the period ended March 31, 2015, the Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.10
Expected dividends	0%
Expected volatility	77%
Risk fee interest rate	1.00%
Expected life of stock options	1.5 years
Expected forfeitures	0%

Note 10 - Commitments and Contingencies

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

Consulting Agreements

(A)

On December 31, 2011, the Company entered into a one (1) year consulting agreement (“Consulting Agreement”) with the following terms and conditions:

●	Compensation – 3,610,475 shares of common stock, (representing 12% of then issued and outstanding shares at the time of issuance), the shares are valued at their respective grant dates;
●	70% of shares to be issued immediately; and

●	30% of shares to be issued upon Company’s common stock approval on the OTC bulletin board

During the fiscal year ended September 30, 2012, 2,527,332 shares of common stock were issued relating to this agreement. These shares were valued at $0.20 per share the quoted closing trading price, or approximately $500,000.

The remaining 1,083,143 shares of common stock were to be issued when the Company obtained approval to be listed on the OTC bulletin board. The Company received approval on the OTC bulletin board on February 26, 2014, approximately 14 months after the Consulting Agreement expired. Management of the Company obtained the advice of legal counsel and concluded that the shares were not payable due to the fact that the Company obtained approval on the OTC bulletin board after the Consulting Agreement expired. During the quarter ended March 31, 2015, the Company received additional services from the consultant and issued the consultant 1,083,143 shares. These shares were valued at $0.185 per share the quoted closing trading price, or approximately $200,000.

(B)

On November 1, 2014, the Company entered into a consulting agreement for business development services with the following terms and conditions:

●	Term - monthly, the agreement can be cancelled by either party with 20 days written notice.
●	Compensation A fee of UK Pounds 80,000 per annum paid monthly in arrears; and
●

500,000 UBLI stock warrants vesting over three years on a pro-rata basis and performance, i.e. vest as to 13,889 shares immediately upon the date of grant; the remaining Warrant shares shall vest as to 13,889 shares per month on the 1st of each month for the next 34 months and as to 13,885 shares as to the 36th month. They will vest automatically if the company is sold.

●	Review of fees in 6 months based on performance and overall revenue achieved
●	Annual Review of fees and stock
●	Medical - estimated at UK Pounds 75 a month
●	Approved expenses and car mileage at 45p/mile for first 10,000 miles and 25p for all additional miles within the tax year

(C)

On December 1, 2014, the Company entered into an agreement with an IT consultant (the "Contractor") with the following terms and conditions:

●	This Engagement shall commence upon execution of this Agreement and shall continue in full force and effect through two years. The Agreement may be extended thereafter by mutual agreement, unless terminated earlier in accordance with this Agreement.

As base compensation for the services rendered pursuant to this Agreement, the Company shall pay the Contractor:

1.	50% of the net profits of advertising related activities. Such net profits will be calculated by deducting from the attributable gross revenue the following costs:

a.	Distribution, traffic, and placement costs of the advertising or other vehicle for generating the leads, clicks, calls, sales, or other transactions.

b.	Sales commission costs.

(Note: as part of UBL’s contribution, it is expecting to fund the expected cash flow advertising expense of up to $10,000 a month.)

2.	For the purposes of clarification, this does not include the calculation of UBL overheads, website or related platforms, or personnel that the company chooses to contribute to the service.

3.	Separately, contractor will receive 20% of Gross revenues generated from any text related (Zipwhip) revenues. Contractor will be paid 100% from the first $5,000 of the net revenue collected in any month from this Zipwhip revenue as part of his 20% commission.

4.	Contractor compensation will be capped at $300,000 in year one and $900,000 in year two.

●	The Contractor will also be provided 1,500,000 warrants of UBL Interactive stock at a strike price of $0.15 paid as follows:

1.	250,000 upon the service achieving a monthly average gross revenue rate of $25,000 of a contiguous three-month period.
2.	250,000 upon the service achieving a monthly average gross revenue rate of $50,000 of a contiguous three-month period.
3.	500,000 upon the service achieving a monthly average gross revenue rate of $100,000 of a contiguous three-month period.
4.	500,000 upon the service achieving a monthly average gross revenue rate of $175,000 of a contiguous three-month period.

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

(A)

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

(B)

The Company entered into a three month Advisory Agreement with Roth Capital Partners, LLC (“Roth”) effective February 19, 2015. Pursuant to the Roth Agreement, Roth is to act as the Company’s U.S. Capital Markets Advisor to assist the Company in connection with business development, access to the capital markets, investor conferences and general financial advice.

The Roth agreement contains the following terms and conditions:

●	Term - 3 months – automatically renews for 3 month periods unless cancelled by either party;
●

Upon execution of this engagement letter, the Company agrees to immediately issue 100,000 shares of common stock to ROTH. ROTH must receive the common stock shares within two weeks of the Effective Date for this engagement to remain effective. In addition, the Company will pay ROTH a quarterly fee (the “Quarterly Fee”) of $7,500 (USD) payable at the beginning of each quarter.

●

If the Company completes a public offering or private placement during the terms of the Agreement and ROTH is selected as lead or co-lead underwriter or lead or co-lead placement agent, ROTH will be compensated under a separate agreement and earning a fee arrangement of reasonable market terms. If the Company engages ROTH in an M&A transaction, ROTH will also be compensated under a separate agreement and earning a fee arrangement of reasonable market terms. If ROTH’s fee in such financing is over $150,000 (USD), ROTH will credit 100% of the quarterly fees paid towards the fees owed from the Financing, up to a maximum of & 15,000 (USD).

●	The Company agrees to reimburse ROTH upon request for reasonable out-of-pocket expenses incurred by ROTH in connection with the performance of its services as the Company’s advisor hereunder. Expenses exceeding $3,000 must be preapproved by the Company.

On March 5, 2015 the Company issued Roth 100,000 shares of common stock for services valued at $0.107 per share, or $10,700.

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

Rent expense totaled $62,482 and $62,190 for the period ended March 31, 2015 and 2014, respectively.

Charlotte, North Carolina

In October 2013 the Company entered into a six (6) month lease agreement for a second corporate apartment starting in October 2013. The Company will pay monthly rental payments of $1,100. Rent expense totaled $7,200 and $5,961 for the period ended March 31, 2015 and 2014, respectively. In May 2014 the lease was extended to October 31, 2014 and monthly rental payments increased to $1,200. In October 2014 the lease was further extended to April 30, 2015.

Irvine, California

In October 2014, the Company signed a three (3) year lease agreement, commencing November 1, 2014, for office facilities in Irvine, California. The lease requires base annual rent of approximately $47,000 for the first year, with approximately 2.6% increments each year thereafter. Rent expense totaled $19,629 and $0 for the period ended March 31, 2015 and 2014, respectively.

Future minimum lease payments under these non-cancelable operating leases are approximately as follows:

Fiscal Year Ending September 30
2015 (remainder of fiscal year)	$93,000
2016	187,000
2017	168,000
2018	4,000
Total	$452,000

Charlotte, North Carolina

In December 2012 the Company entered into an operating lease for its corporate apartment under a month-to-month agreement starting in January 2013. The Company will pay monthly rental payments of $1,200. Rent expense totaled $0 and $7,200 for the period ended March 31, 2015 and 2014, respectively. In June of 2014 the Company cancelled the lease.

Charleston, South Carolina

In February 2014 the Company entered into an operating lease for its Charleston, South Carolina office facility under a month-to-month agreement starting in February 2014. The Company will pay monthly rental payments of $1,300. Rent expense totaled $10,740 and $2,685 for the period ended March 31, 2015 and 2014, respectively.

Newport Beach, California

In February 2014 the Company entered into an operating lease for its Newport Beach, California office facility under a month-to-month agreement starting in February 2014. The Company pays monthly rental payments of $3,750. Rent expense totaled $10,559 and $4,821 for the period ended March 31, 2015 and 2014, respectively. In November of 2014 the Company cancelled the lease.

Note 11 - Concentrations

The Company has the following concentrations:

(A)  Accounts Receivable

Customer		March 31, 2015	September 30, 2014
A	***	75%	94%

(B)  Sales

Customer		March 31, 2015	March 31, 2014
A	***	69%	70%

(C)  Accounts Payable

Vendor	March 31, 2015	September 30, 2014
E	15%	7%

(D)  Purchases

Vendor	March 31, 2015	March 31, 2014
A	6%	24%
B	22%	16%
C	0%	15%
D	9%	14%
E	22%	0%
F	10%	6%

*** In Fiscal Year 2014, this customer accounted for approximately 80% of the Company's sales bookings. At the beginning of the current quarter, this customer reduced its orders for the Company's product, and in March 2015 gave notice that it would diversify its purchases to more than one provider of the Company's product.  A loss or reduction from this one customer may have a material effect on the financial results of the Company.

Note 12 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Stock Issuances

During April and May 2015 the Company issued 10,416 shares of its common stock for partial settlement of a liability relating to the balance of the purchase price due under an asset purchase agreement entered into with Incite Interactive Media, Inc. on June 1, 2013.

During a previous period an option holder exercised options for an aggregate of 45,000 shares of common stock. The Company issued the shares on April 28, 2015.

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

Recent Events

On March 11, 2015, we entered into a binding letter of intent with Advice Interactive, LLC (“Advice”) and the voting members of Advice pursuant to which we agreed to acquire (the “Acquisition”) Advice’s business which is a digital agency and interactive marketing business. We have begun to negotiate definitive written agreements providing for the Acquisition and, subject to the satisfactory completion of the ongoing due diligence by us and Advice and to certain other conditions, we anticipate a closing of the Acquisition before the end of the current quarter. In consideration for the Acquisition, we will issue to the holders of Advice membership interests, on a fully diluted, pro rata basis, a number of shares of our common stock equal to forty-five percent (45%) of our common stock to be outstanding immediately following the closing of the Acquisition. Additionally, as to be more fully specified in the Acquisition agreements, we will issue to certain members of LLC warrants to purchase up to 3,500,000 shares of our common stock.

On March 27, 2015, we entered into a Fifth Amendment (the “Fifth Amendment”) to certain transaction documents (the “Purchase Agreements”) pursuant to which three investors (the “Lenders”) had lent funds to us in exchange for secured convertible promissory notes (the “Notes”) and warrants. Pursuant to the terms of the Fifth Amendment, the Lenders agreed to extend the maturity dates on the Notes from January 31, 2015 to June 25, 2015 and waive the prohibition against prepayment of the Notes. The Lenders also agreed to suspend their rights to convert any outstanding portions of the Notes through June 25, 2015. We cannot guarantee, however, that we will be able to prepay the Notes by June 25, 2015. As consideration for the Fifth Amendment, we agreed to issue 500,000 shares of our common stock in the aggregate to the Lenders on a pro rata basis. We also acknowledged and confirmed that, pursuant to Section 7.2 of the Purchase Agreements, the principal amount of each of the Notes would be increased by 20% of the original principal amount to reflect an increase with respect to a Mandatory Redemption Payment (as defined in the Purchase Agreements).

Results of Operations for the three months ended March 31, 2015 and 2014

The following table sets forth the summary income statement for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Revenues	$1,745,896	$1,021,431
Gross Margin	$549,250	$670,054
Operating Expenses	$(1,694,042)	$(970,230)
Other Income (Expense), net	$(429,445)	$290,946
Net Loss	$(1,574,237)	$(9,230)

Revenues: Revenue increased by approximately 71% to $1,745,896 during the three months ended March 31, 2015, from $1,021,431 during the corresponding three months ended March 31, 2014. The increase in revenue was due mainly to increased ARPU (average revenue per unit). In the period ending March 31, 2015, the monthly ARPU was $8.11 as compared to $4.90 for the period ending March 31, 2014. The increase in the monthly ARPU is attributable to our customers purchasing a larger percentage of higher priced products, including our Premium Services and Premium Services in our United Kingdom market. Monthly ARPU is defined as the (revenue for the period divided by the number of months in the period) divided by the average number of units in the period). The revenue items included in the numerator of the Company’s ARPU figures are based on our U.S. GAAP results of operations.

Approximately 92% of the Company’s sales were made through its network of resellers and channel partners during the three months ended March 31, 2015 compared to 97% during the three months ended March 31, 2014. The Company had 3,441 resellers and channel partners at March 31, 2015 compared to 3,194 at March 31, 2014, an increase of 247.

Gross Margin: The gross profit margin was 31% during the three months ended March 31, 2015 as compared to 66% during the three months ended March 31, 2014. The decrease in the gross profit margin is primarily attributable to an increase in the costs associated with delivering our higher priced products including the cost of our Essential, Premium and UK premium services. Increased costs were incurred for the submission of our customers’ business profiles to publishers and directories, the verification of these profiles on select directories and publishers, quality control processes and procedures, and data reporting.

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

Operating expenses increased by 75% during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The overall $723,812 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase of payroll and related expenses of $133,000, excluding stock based compensation, was primarily due to an increase in full time staff by nine and an increase in part time staff by one.
●	An increase in travel and travel related expenses of $39,000 as a result of increased sales and marketing activities of our sales staff and international business development.
●	An increase of research and development expenses of $114,000. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred.
●	An increase in stock based compensation expense of $153,000. The increase was primarily due to an increase in stock based awards issued to consultants during the current period compared to the corresponding prior period.
●	An increase in rent, insurance, office supplies and other general overhead expenses of $166,000 due to the Company incurring higher costs related to its call center activities, increased computer and software maintenance and licensing costs and entering into new lease agreements for its office facility and corporate apartments.

●	An increase in professional fees of $114,000 (excluding stock based compensation). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations; and an increase in legal fees related to new debt financings, note amendments involving existing debt and contract amendments.
●	A decrease in amortization expense of $(13,000) due to the Company’s intangible assets being impaired during the third quarter of 2014.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net decreased by $720,391 to $(429,445) during the three months ended March 31, 2015 as compared to other income (expenses) - net of $290,946 during the three months ended March 31, 2014. For the three months ended March 31, 2015 other income (expenses) consisted of $(264,135) in interest expense, a loss on change in fair value of derivative liabilities of $(192,618), a loss on extinguishment of debt of $(40,550), a gain on settlement of liabilities of $1,667 and miscellaneous income of $66,191. For the three months ended March 31, 2014 other income (expenses) consisted of $(110,379) in interest expense, a gain on change in fair value of derivative liabilities of $425,179, a loss on extinguishment of debt of $(12,166), a gain on settlement of liabilities of $1,050 and miscellaneous expense of $(12,738).

Results of Operations for the six months ended March 31, 2015 and 2014

The following table sets forth the summary income statement for the six months ended March 31, 2015 and 2014:

	For the Six Months Ended
	March 31, 2015	March 31, 2014

Revenues	$3,711,337	$1,841,656
Gross Margin	$1,332,480	$1,246,604
Operating Expenses	$(3,065,656)	$(2,362,153)
Other Income (Expense), net	$(648,788)	$(435,211)
Net Loss	$(2,381,964)	$(1,550,760)

Revenues: Revenue increased by approximately 102% to $3,711,337 during the six months ended March 31, 2015, from $1,841,656 during the corresponding six months ended March 31, 2014. The increase in revenue is due mainly to the increase in the company’s monthly ARPU as customers purchased higher priced products. The ARPU was $8.24 compared to $4.24 for the comparable period ended March 31, 2014. The increase in the monthly ARPU is attributable to our customers purchasing a larger percentage of higher priced products, including our Premium Services and Premium Services in our United Kingdom market. Monthly ARPU is defined as the (revenue for the period divided by the number of months in the period) divided by the average number of units in the period) The revenue items included in the numerator of the Company’s ARPU figures are based on our U.S. GAAP results of operations.

Approximately 97% of the Company’s sales were made through its network of resellers and channel partners during the six months ended March 31, 2015 and 2014. The Company had 3,441 resellers and channel partners at March 31, 2015 compared to 3,194 at March 31, 2014, an increase of 247.

Gross Margin: The gross profit margin was 36% during the six months ended March 31, 2015 as compared to 68% during the six months ended March 31, 2014. The decrease in the gross profit margin is primarily attributable to an increase in the costs associated with delivering our higher priced products including the cost of our Essential, Premium and UK premium services. Increased costs were incurred for the submission of our customers’ business profiles to publishers and directories, the verification of these profiles on select directories and publishers, quality control processes and procedures, and data reporting.

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

Operating expenses increased by 30% during the six months ended March 31, 2015, as compared to the six months ended March 31, 2014. The overall $703,503 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase of payroll and related expenses of $302,000, excluding stock based compensation, was primarily due to an increase in full time staff by nine and an increase in part time staff by one.
●	An increase in travel and travel related expenses of $57,000 as a result of increased sales and marketing activities of our sales staff and international business development.
●	An increase of research and development expenses of $150,000. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred.
●	A decrease in stock based compensation expense of $(317,000). The decrease was primarily due to a decrease in stock based awards issued during the current period compared to the corresponding prior period.
●	An increase in rent, insurance, office supplies and other general overhead expenses of $316,000 due to the Company incurring higher costs related to its call center activities, increased computer and software maintenance and licensing costs and entering into new lease agreements for its office facility and corporate apartments.
●	An increase in professional fees of $205,000 (excluding stock based compensation). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations; and an increase in legal fees related to new debt financings, note amendments involving existing debt and contract amendments.
●	A decrease in amortization expense of $(26,000) due to the Company’s intangible assets being impaired during the third quarter of 2014.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net increased by $213,577 to $(648,788) during the six months ended March 31, 2015 as compared to other income (expenses) - net of $(435,211) during the six months ended March 31, 2014. For the six months ended March 31, 2015 other income (expenses) consisted of $(543,706) in interest expense, a loss on change in fair value of derivative liabilities of $(106,333), a loss on extinguishment of debt of $(40,550), a loss on settlement of liabilities of $(2,823) and miscellaneous income of $44,624. For the six months ended March 31, 2014 other income (expenses) consisted of $(211,942) in interest expense, a gain on change in fair value of derivative liabilities of $191,196, derivative expense of $(389,200), a loss on extinguishment of debt of $(12,166), a loss on settlement of liabilities of $(408) and miscellaneous expense of $(12,691).

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2015 compared to September 30, 2014:

	Period ended
	March 31, 2015	September 30, 2014	Increase/ (Decrease)
Current Assets	$2,035,824	$4,399,128	$(2,363,304)
Current Liabilities	$8,086,498	$8,701,926	$(615,428)
Working Capital Deficit	$(6,050,674)	$(4,302,798)	$(1,747,876)

As of March 31, 2015, we had a working capital deficit of $6,050,674 as compared to a working capital deficit of $4,302,798 as of September 30, 2014, an increase of $1,747,876. Our working capital deficit is primarily attributable to our convertible debt and related liabilities approaching maturity during the past year and our historic negative cash flow from operations resulting in our growing accounts payable and accrued liabilities.

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

In Fiscal Year 2014, one customer accounted for approximately 80% of our sales bookings.  At the beginning of the current quarter, this customer reduced its orders for our product, and in March 2015 gave notice that it would diversify its purchases to more than one provider of our product.  We continue to service orders from this customer and a significant number of new orders are now being placed with Advice Interactive, LLC which we currently have a binding executed letter of intent to acquire.  Although we cannot predict the number of orders that this customer will continue to place with us and with Advice Interactive, LLC, a loss of orders from this one customer may have a material effect on the financial results of the Company.

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

Going Concern

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Term Loan Agreement

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

Convertible Notes - Default and Amendment

On February 11, 2015, due to default, the Company received demand notices from certain Lenders in accordance with Section 7.2 of the Subscription Agreements for mandatory redemption payments on the notes. (See Note 7 to the Company’s March 31, 2015 Consolidated Financial Statements - Debt offerings “B though E”) In accordance with the Provisions of Section 7.2 of the Subscription Agreements, the Lenders demanded repayment of the notes calculated at 120% of the principal amount of the notes, assuming no other defaults apply, plus accrued but unpaid interest. On March 27, 2015, the Lenders signed a note amendment extending the maturity date of the Notes to June 25, 2015, waived the prohibition against prepayment of the Notes and also agreed to suspend their rights to convert any outstanding portions of the Notes through June 25, 2015. The Company cannot guarantee, however, that we will be able to prepay the Notes by June 25, 2015.

SBA Loan - Default and Contingent Liability

On January 16, 2006, the Company secured a loan for $386,300 from the United States Small Business Administration ("SBA"). The loan matures in January 2036 and bears interest at the rate of 4% per annum. Monthly principal and interest payment on the loan is $1,944. As of March 31, 2015 and September 30, 2014, the balance on the Note was $322,965 and $328,380, respectively.

The Company has been in violation of certain covenants contained in this note since 2011. The circumstances that potentially led to these violations have not been cured. The Company does not believe it is probable that the loan will be called by the SBA due to the fact that the Company is current with its obligation.

Summary Cash flows for the six months ended March 31, 2015 and 2014:

	Six Months Ended
	March 31, 2015	March 31, 2014
Net cash provided by (used in) operating activities	$(740,660)	$(93,916)
Net cash provided by (used in) investing activities	$(23,094)	$(18,631)
Net cash provided by (used in) financing activities	$115,418	$257,870

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

The adjustments for the non-cash items decreased from the six months ended March 31, 2014 to the six months ended March 31, 2015 primarily attributed to a decrease in amortization expense on intangible assets due to an impairment charge recorded during the third quarter of 2014, a decrease in stock-based compensation expense as a result of fewer equity awards issued during the six months ended March 31, 2015, a decrease in derivative expense due to the fair value of conversion option and warrants on dates of issuance of convertible debt securities and warrants. These decreases are partially offset by an increase in amortization of debt discount due to the issuance of additional convertible and conventional promissory notes partially offset by fully amortized discounts of notes, an increase in loss on change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants, an increase in non-cash interest expense due to the amendment of numerous debt instruments, an increase in loss on extinguishment of debt due to the amendment of numerous debt instruments and an increase in bad debt expense due to an adjustment to the allowance based on an analysis of receivables during the current period. In addition, the net increase in cash from changes in working capital activities from the six months ended March 31, 2014 to the six months ended March 31, 2015 primarily consisted of a decrease in accounts receivable primarily due to fewer sales on account, an increase in account payables and accrued expenses primarily due to an increase in payroll and payroll related expenses, legal and professional fees, consulting fees incurred and accrued and outside service providers relating to cost of sales, a decrease in deferred costs due to a decrease in sales and overall related costs being amortized along with lower costs incurred by outside service providers, and a decrease in deferred revenue due to a decrease in sales and overall revenues being amortized.

Days Sales Outstanding

Days sales outstanding during the six months ending March 31, 2015 was 33 as compared to 64 for the six months ending March 31, 2014. The Company’s sales on account decreased during the current period which is the primary reason for the decrease.

Cash Provided by (Used in) Investing Activities

Cash provided by or used in investing activities primarily consist of acquisitions of businesses and intangible assets, and purchases of property and equipment.

Cash used in investing activities increased from six months ended March 31, 2015 to the six months ended March 31, 2014, primarily attributed to an increase in capital expenditures related to our office furniture and equipment and domain name purchase.

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

Cash provided by financing activities decreased from the six months ended March 31, 2014 to the six months ended March 31, 2015, primarily driven by a decrease in the issuance of promissory notes.

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

The Company’s capital lease obligation, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2015 and September 30, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock in Exchange for Intellectual Property

During the period March 1, 2015 through May 1, 2015 the Company issued 15,624 shares of its common stock for partial settlement of a liability relating to the balance of the purchase price due under an asset purchase agreement entered into with Incite Interactive Media, Inc. on June 1, 2013.

Exercise of Options

During a previous period an option holder exercised options for an aggregate of 45,000 shares of common stock. The Company issued the shares on April 28, 2015.

Issuance of Common Stock in Exchange for Services

On March 5, 2015, the Company issued consultants 100,000 shares of common stock for services at a fair value of $10,700 ($0.107 per share).

On March 16, 2015, the Company issued consultants 1,083,143 shares of common stock for services at a fair value of $200,381 ($0.185 per share).

Issuance of Common Stock in Exchange for Modification of Convertible Debt

On April 6, 2015, the Company issued three investors an aggregate of 500,000 shares of common stock for entering into debt modifications.

The foregoing issuance of the shares of common stock was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No	Title of Document
10.1	Binding Letter of Intent dated as of March 11, 2015 between the Registrant and Advice Interactive, LLC et al (Filed as exhibit 10.1 to the Company's Form 8-K on March 16, 2015)
10.2	Fifth Amendment dated March 27, 2015 to Transaction Documents dated as of July 19, 2013 and Subscription Agreement dated as of July 19, 2013 (Filed as exhibit 10.1 to the Company's Form 8-K on April 2, 2015)
10.3	Syndication Agreement dated April 17, 2015 by and between the Registrant and Yellow Pages Digital & Media Solutions Limited (Filed as exhibit 10.1 to the Company's Form 8-K on May 1, 2015)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

*	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBL Interactive, Inc.

Date: May 19, 2015	/s/ Doyal Bryant
Doyal Bryant
Chief Executive Officer (Principal Executive Officer)

/s/ David Jaques
David Jaques
Chief Financial Officer (Principal Financial and Accounting Officer)

