Form 10-Q
period 2015-06-30
UBL Interactive,Inc.
filed 2015-08-24
CIK 1576778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 24, 2015 there were 37,023,104 shares of $0.01 par value common stock issued and outstanding.

FORM 10-Q

UBL Interactive, Inc.

i

UBL Interactive, Inc.

June 30, 2015 and 2014

ii

UBL Interactive, Inc.
Consolidated Balance Sheets

	June 30, 2015	September 30, 2014
	(Unaudited)
Assets

Current Assets
Cash	$7,063	$735,562
Accounts receivable, net of allowance for doubtful accounts of
$103,370 and $222,256, respectively	170,458	1,090,266
Prepaid expenses and other current assets	42,063	35,979
Deferred costs	1,094,452	2,537,321
Total Current Assets	1,314,036	4,399,128

Property and Equipment, net	39,309	43,032

Other Assets
Intangible assets, net	19,825	-
Security deposits	25,218	16,968
Debt issue costs, net	688	2,839

Total Other Assets	45,731	19,807

Total Assets	$1,399,076	$4,461,967

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$5,443,968	$3,628,234
Deferred revenue	1,107,715	3,764,299
Convertible notes payable, net of debt discount of $0 and $127,048, respectively	1,219,000	892,952
Current portion of derivative liabilities	204,833	149,750
Loan from officer (including accrued interest of $1,003)	188,433	-
Notes payable - related party
(including accrued interest of $18,288 and $1,825, respectively and
net of debt discount of $0 and $45,521, respectively)	318,288	256,304
Current maturities of notes payable, net of debt discount of $5,224 and $0, respectively	106,349	10,387

Total Current Liabilities	8,588,586	8,701,926

Long-Term Liabilities:
Notes payable, net of current maturities	310,332	317,993
Derivative liabilities, net of current portion	418,042	67,220
Other liabilities	33,930	42,129

Total Long-Term Liabilities	762,304	427,342

Total Liabilities	9,350,890	9,129,268

Commitments and Contingencies

Stockholders' Deficit
Preferred stock par value $0.01: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.01: 200,000,000 shares authorized;
37,023,104 and 34,623,089 shares issued and outstanding, respectively	370,231	346,231
Additional paid in capital	2,752,633	2,331,568
Accumulated deficit	(11,074,678)	(7,345,100)

Total Stockholders' Deficit	(7,951,814)	(4,667,301)

Total Liabilities and Stockholders' Deficit	$1,399,076	$4,461,967

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,377,094	$1,359,675	$5,088,431	$3,201,331

Cost of revenues	1,050,668	584,470	3,429,525	1,179,522

Gross margin	326,426	775,205	1,658,906	2,021,809

Operating expenses
Compensation	596,349	659,429	1,982,610	2,243,424
Consulting fees	159,223	52,742	556,294	154,224
Professional fees	149,792	60,735	366,345	180,821
Research and development	140,206	229,551	449,544	389,084
Selling, general and administrative	418,409	341,715	1,174,842	738,772
Total operating expenses	1,463,979	1,344,172	4,529,635	3,706,325

Loss from operations	(1,137,553)	(568,967)	(2,870,729)	(1,684,516)

Other income (expense)
Interest expense	(29,970)	(111,408)	(573,676)	(323,350)
Change in fair value of derivative liabilities	12,858	1,051,455	(93,475)	1,242,651
Derivative expense	-	-	-	(389,200)
Loss on extinguishment of debt	(199,000)	-	(239,550)	(12,166)
Gain on settlement of liabilities	7,610	3,833	4,787	3,425
Other income (expense)	(1,559)	2,508	43,065	(10,183)

Other income (expense), net	(210,061)	946,388	(858,849)	511,177

Income (loss) before income tax provision	(1,347,614)	377,421	(3,729,578)	(1,173,339)

Income tax provision	-	-	-	-

Net income (loss)	$(1,347,614)	$377,421	$(3,729,578)	$(1,173,339)

Earnings per common share - basic and diluted	$(0.04)	$0.01	$(0.10)	$(0.03)

Weighted average common shares outstanding
- Basic and diluted	36,970,282	34,600,941	35,712,771	34,190,859

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(3,729,578)	$(1,173,339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	16,992	12,031
Amortization	-	38,296
Bad debt expense (recovery)	678	(16,000)
Stock based compensation	392,831	650,626
Amortization of debt discount	183,605	274,168
Amortization of debt issuance costs	24,700	6,345
Change in fair value of derivative liabilities	93,475	(1,242,651)
Non-cash interest expense	312,430	-
Derivative expense	-	389,200
Loss on extinguishment of debt	239,550	12,166
Gain (loss) on settlement of liabilities	(4,786)	2,543
Changes in operating assets and liabilities:
Accounts receivable	919,130	(73,307)
Prepaid expenses and other current assets	(6,084)	(4,006)
Deferred costs	1,442,869	(1,298,896)
Security deposits	(8,250)	(4,500)
Accounts payable and accrued liabilities	1,808,895	817,188
Accounts payable - related party	-	4,951
Accrued interest - related party notes	13,463	-
Accrued interest - officer loans	1,003	-
Deferred revenue	(2,656,584)	1,667,504
Other liabilities	(8,199)	(5,709)
Net Cash Provided by (Used in) Operating Activities	(963,860)	56,610

Cash Flows From Investing Activities:
Purchase of property and equipment	(13,269)	(25,836)
Purchase of domain name	(19,825)	-
Net Cash Used in Investing Activities	(33,094)	(25,836)

Cash Flows From Financing Activities:
Proceeds from notes payable	225,000	50,000
Repayment of capital lease obligation	-	(2,535)
Repayment of notes payable	(131,475)	(57,480)
Debt issuance costs	(12,500)	(5,000)
Proceeds from convertible notes	-	280,000
Proceeds from officer loans	187,430	-
Net Cash Provided by Financing Activities	268,455	264,985

Net change in cash	(728,499)	295,759

Cash at beginning of reporting period	735,562	125,517

Cash at end of reporting period	$7,063	$421,276

Supplemental disclosures of cash flow information:
Interest paid	$13,910	$10,754
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount recorded on convertible debt and warrants accounted for as derivative liabilities	$-	$280,000
Debt discount recorded on related party notes	$3,000	$-
Debt discount recorded on notes payable	$13,260	-
Debt issuance costs recorded on notes payable	$10,049	-
Stock options exercised through settlement of liability	$-	$15,000

See accompanying notes to the consolidated financial statements

UBL Interactive, Inc.

June 30, 2015 and 2014

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

The Company’s capital lease obligation, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and September 30, 2014.

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

The Company does not have any off-balance-sheet credit exposure to its customers at June 30, 2015 and September 30, 2014.

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

Advertising

The Company expenses advertising when incurred. Advertising expense was $47,345 and $19,687 for the reporting period ended June 30, 2015 and 2014, respectively.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Potentially Outstanding Dilutive Common Shares
	For the reporting period ended June 30, 2015	For the reporting period ended June 30, 2014
Convertible Note Shares

On May 3, 2011, June 13, 2011 and August 1, 2011, the Company issued three (3) convertible notes payable in the face amount of $25,0000 each, or $75,000 in aggregate, with interest at 10% per annum due October 1, 2011, June 1, 2012 and June 1, 2012, respectively, convertible at the lesser of (i) an amount equal to ninety percent (90%) of the then offering price of subsequent financings, or (ii) $0.15 per share. The due date of the remaining note was subsequently extended four times to December 31, 2015.	166,667	166,667

On January 31, 2012, the Company issued two (2) convertible notes in the face amount of $130,000 each, or $260,000 in aggregate with interest at 5% per annum originally due one (1) year from the date of issuance, convertible at $0.10 per share. The due date of the notes was subsequently extended three times to June 25, 2015. The notes are currently in default.	2,600,000	2,600,000

On November 19, 2012, the Company issued two (2) convertible notes in the face amount of $102,500 each, or $205,000 in aggregate, with interest at 5% per annum, convertible at $0.10 per share. The due date of the notes was subsequently extended to June 25, 2015. The notes are currently in default.	2,050,000	2,050,000

On July 19, 2013, the Company issued three (3) convertible notes in the aggregate amount of $250,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share. The due date of the notes was subsequently extended to June 25, 2015. The notes are currently in default.	2,500,000	2,500,000

On October 18, 2013, the Company issued three (3) convertible notes in the aggregate amount of $280,000, with interest at 5% per annum, due January 31, 2015, convertible at $0.10 per share. The due date of the notes was subsequently extended to June 25, 2015. The notes are currently in default.	2,800,000	2,800,000

Warrant Shares

Common stock warrants, with an exercise price of $0.15 per share.	5,792,493	3,560,000

Option Shares

Stock options, with exercise prices ranging from $0.06 to $0.30 per share.	8,624,333	8,194,167

Total potentially outstanding dilutive common shares	24,533,493	21,870,834

There were no potentially outstanding dilutive common shares for the reporting period ended June 30, 2015 or 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest-Imputation of Interest.  To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250-Interest-Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2015-03 on its consolidated financial statements.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2015	September 30, 2014

Computers and software	3-5	$82,307	$72,474

Equipment under capital lease	3-5	6,962	6,962

Furniture and equipment	5-7	25,664	22,228

Leasehold improvements	*	7,425	7,425

		122,358	109,089

Less accumulated depreciation and amortization		(83,049)	(66,057)

		$39,309	$43,032

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

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense was $16,992 and $12,031 for the period ended June 30, 2015 and 2014, respectively.

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

The Tranche A Term Loan was to be repaid in six consecutive monthly installments of principal and interest on the 15th day of each month commencing the month following execution of this Agreement and continuing until June 15, 2015 with the balance then owing under this Agreement being paid at that time.

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

The Tranche A Term Loan and Tranche B Term Loan carry interest at 12% per annum while the Tranche C Term Loan will carry interest at 14% per annum, with all interest amounts compounded annually.

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

The Company recorded $12,545 interest expense on the Tranche A Term Loan during the period ended June 30, 2015.

On June 15, 2015, the Company received $25,000 on the Tranche B Term Loan and used the proceeds to pay down $25,000 of principal of the Tranche A Term Loan.

In connection with the Tranche B Term Loan made to the Company by the Lender, the Company accrued a liability for the warrants to be issued which was recorded as a debt discount of $5,696 and shall be amortized over the life of the debt to interest expense.

The Company recorded $605 interest expense on the Tranche B Term Loan during the period ended June 30, 2015.

On July 21, 2015, the Company entered into an amendment agreement with the Lender pursuant to which the Lender extended the maturity date of the Tranche A Term Loan to August 15, 2015 and required the Company to issue to the Lender in conjunction with the Tranche B Term Loan a warrant to purchase an additional 2.5% (1.5% per the original terms), of the Company’s common stock issued and outstanding calculated as of the closing date of the remaining funds under the Tranche B Term Loan. Each of these warrants will have an exercise price of $0.15 per share and will expire two years following the date of issuance. In accordance with ASC 470-50-40-10, since the present value of the cash flows under the new debt instrument was not at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the Tranche A Term Loan as a debt modification.  Accordingly, the Company recorded a debt discount in the consolidated balance sheet.

As of August 15, 2015, the Company is not compliant with the repayment terms of the Tranche A Term Loan and is in default. As of that date, the outstanding principal balance on the Tranche A Term Loan was $75,000. The Company intends to request that the maturity date be further extended, however, there can be no assurance that a further extension will be granted.

SBA Loan - Default and Contingent Liability

Prior to September 2010, the Company issued a note with the principal in the amount of $386,300 to the United States Small Business Administration ("SBA") with the following terms and conditions:

●	Maturing in January 2036;
●	Interest at 4% per annum;
●	Monthly principal and interest payment of $1,944

Default and Potential Violation

The Company has been in violation of certain covenants contained in this note since 2011. The circumstances that potentially led to these violations have not been cured. The Company does not believe it is probable that the loan will be called by the SBA, and has not received any notices from the SBA of its intent to call the loan.

Debt under these obligations is as follows:

	June 30, 2015	September 30, 2014

Notes payable	$421,905	$328,380

Less: Debt discount	(5,224)	-

Notes payable, net	416,681	328,380

Less: Current maturities	(106,349)	(10,387)

Notes payable, net of Current maturities and debt discount	$310,332	$317,993

Debt Discount - Notes Payable

The debt discounts recorded in 2014 and 2015 pertain to the warrants issued with the Tranche A and Tranche B Term loans.

The following is a summary of the Company’s debt discount - notes payable:

	June 30, 2015	September 30, 2014

Debt discount - notes payable	$13,260	$-
Amortization of debt discount - notes payable	(8,036)	-
Debt discount - notes payable - net	$5,224	$-

Note 6 - Notes Payable - Related Party

Related Parties	Relationship

The Edmonds-Jaques Family Trust dated 06/13/2003	An entity of which the Chief Financial Officer and member of the board of directors of the Company is a trustee.
Radeon, LLC	An entity owned and controlled by a significant stockholder and the President and the Chief Revenue Officer of the Company.

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

The Company recorded $15,284 interest expense on the note during the period ended June 30, 2015.

As of June 30, 2015, the Company is reflecting a liability of $106,490 which includes $6,490 accrued interest.

On December 24, 2014 the maturity date of the note was extended from October 30, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note. The $1,000 was recorded as a debt discount and amortized over the remaining life of the debt to interest expense.

In May 2015, the note was extended to June 30, 2015 and in August 2015 further extended to September 30, 2015.

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

The Company recorded $11,469 interest expense on the note during the period ended June 30, 2015.

As of June 30, 2015, the Company is reflecting a liability of $106,277 which includes $6,277 accrued interest.

On December 22, 2014 the maturity date of the note was extended from October 14, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note. The $1,000 was recorded as a debt discount and amortized over the remaining life of the debt to interest expense.

In May 2015, the note was extended to June 30, 2015 and in August 2015 further extended to September 30, 2015.

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

The Company recorded $35,231 interest expense on the note during the period ended June 30, 2015.

As of June 30, 2015, the Company is reflecting a liability of $105,521 which includes $5,521 accrued interest.

On December 22, 2014 the maturity date of the note was extended from December 30, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note. The $1,000 was recorded as a debt discount and amortized over the remaining life of the debt to interest expense.

In May 2015, the note was extended to June 30, 2015 and in August 2015 further extended to September 30, 2015.

Notes payable - related party and accrued interest consisted of the following:

	June 30, 2015	September 30, 2014

Notes payable - related party including accrued interest	$318,288	$301,825
Discount on related party notes	-	(45,521)
Notes payable - related party, net	$318,288	$256,304

Debt Discount - Related party notes

The debt discounts recorded in 2014 pertain to the warrants issued with the related party notes and certain note amendments.

The following is a summary of the Company’s debt discount - related party notes:

	June 30, 2015	September 30, 2014

Debt discount - related party notes	$91,870	$88,870
Amortization of debt discount - related party notes	(91,870)	(43,349)
Debt discount - related party notes - net	$-	$45,521

Note 7 - Loan from Officer

During the nine months ended June 30, 2015, the Company’s officer made loans to the Company in the aggregate of $187,430 for working capital purposes. The Company is recording interest on the loan at a rate of 6% per annum. The loan is unsecured and is due on demand. The Company recorded $1,003 interest expense on the note during the period ended June 30, 2015. As of June 30, 2015 the Company is reflecting a liability of $188,433, which includes $1,003 accrued interest.

Note 8 - Convertible Notes Payable

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

As of June 25, 2015, the Company is not compliant with the repayment terms of the notes and is in default. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

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

As of June 25, 2015, the Company is not compliant with the repayment terms of the notes and is in default. As a result of the default, the notes revert back to the original terms, reinstating the noteholders conversion option. This was considered a substantial modification of terms and the Company applied extinguishment accounting. (See “Default on Convertible Notes Payable (H)” below regarding extinguishment accounting.)

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

As of June 25, 2015, the Company is not compliant with the repayment terms of the notes and is in default. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

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

As of June 25, 2015, the Company is not compliant with the repayment terms of the notes and is in default. As a result of the default, the notes revert back to the original terms, reinstating the noteholders conversion option. This was considered a substantial modification of terms and the Company applied extinguishment accounting. (See “Default on Convertible Notes Payable (H)” below regarding extinguishment accounting.)

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

As of June 25, 2015, the Company is not compliant with the repayment terms of the notes and is in default. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

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

As of June 25, 2015, the Company is not compliant with the repayment terms of the notes and is in default. As a result of the default, the notes revert back to the original terms, reinstating the noteholders conversion option. This was considered a substantial modification of terms and the Company applied extinguishment accounting. (See “Default on Convertible Notes Payable (H)” below regarding extinguishment accounting.)

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

As of June 25, 2015, the Company is not compliant with the repayment terms of the notes and is in default. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

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

As of June 25, 2015, the Company is not compliant with the repayment terms of the notes and is in default. As a result of the default, the notes revert back to the original terms, reinstating the noteholders conversion option. This was considered a substantial modification of terms and the Company applied extinguishment accounting. (See “Default on Convertible Notes Payable (H)” below regarding extinguishment accounting.)

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

Amendments to the Convertible Notes Payable (G)

On March 27, 2015, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to certain transaction documents (the “Purchase Agreements”) pursuant to which three investors (the “Lenders”) had lent funds to the Company in exchange for secured convertible promissory notes (the “Notes”) and warrants (Debt offerings “B through E” above). Pursuant to the terms of the Fifth Amendment, the Lenders agreed to extend the maturity dates on the Notes from January 31, 2015 to June 25, 2015 and waive the prohibition against prepayment of the Notes. The Lenders also agreed to suspend their rights to convert any outstanding portions of the Notes through June 25, 2015. The Company could not guarantee, however, that it would be able to prepay the Notes by June 25, 2015. As consideration for the Fifth Amendment, the Company agreed to issue 500,000 shares of the Company’s common stock in the aggregate to the Lenders on a pro rata basis. The Company also acknowledged and confirmed that, pursuant to Section 7.2 of the Purchase Agreements, the principal amount of each of the Notes would be increased by 20% of the original principal amount to reflect an increase with respect to a Mandatory Redemption Payment (as defined in the Purchase Agreements).

The Company issued the Noteholders an aggregate of 500,000 shares of common stock on April 6, 2015 as per the terms of the Fifth Amendment.

Extinguishment Accounting

On March 27, 2015, the Lenders signed a note amendment extending the maturity date of the Notes to June 25, 2015, waived the prohibition against prepayment of the Notes and also agreed to suspend their rights to convert any outstanding portions of the Notes through June 25, 2015. This was considered a substantial modification of terms and the Company applied extinguishment accounting. The Company compared the fair value of the note on the date of modification to the as-modified note. Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $40,550, for the period ended June 30, 2015.

Default on Convertible Notes Payable (H)

As of June 25, 2015, the Company is not compliant with the repayment terms of certain notes and is in default. The Company intends to request that the maturity date of these notes be further extended, however, there can be no assurance that a further extension will be granted.

Extinguishment Accounting

As a result of the default, the notes revert back to the original terms, reinstating the noteholders conversion option. This was considered a substantial modification of terms and the Company applied extinguishment accounting. The Company compared the fair value of the note on the date of modification to the as-modified note. Because the fair value of the as-modified note was 10% greater than the fair value of the existing note, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $199,000, for the period ended June 30, 2015.

Convertible notes payable consisted of the following:

	June 30, 2015	September 30, 2014

Convertible notes payable	$1,219,000	$1,020,000
Discount on convertible notes	-	(127,048)
Convertible notes payable, net	$1,219,000	$892,952

Debt Discount Convertible Notes

The debt discounts recorded pertain to the derivative liability classification of the embedded conversion option and warrants and debt modifications.

The following is a summary of the Company’s debt discount - convertible notes:

	June 30, 2015	September 30, 2014

Debt discount - convertible notes	$900,655	$898,322
Amortization of debt discount - convertible notes	(900,655)	(771,274)
Debt discount - convertible notes - net	$-	$127,048

Note 9 - Derivative Liabilities

The Company identified derivative liabilities associated with the convertible debt and warrants issued in 2014, 2013 and 2012.

As a result of the application of ASC No. 815, the fair values of the Company’s derivative liabilities are summarized as follows:

Derivative liability - September 30, 2013	$1,385,973
Fair value at the commitment date	669,200
Fair value of derivative liability associated with the extinguishment of the current note	(11,667)
Fair value of derivative liability under terms of newly issued modified note	23,833
Fair value mark to market adjustment	(1,850,369)
Derivative liability - September 30, 2014	216,970
Fair value at the commitment date	113,430
Fair value of derivative liability under terms of newly issued modified note	199,000
Fair value mark to market adjustment	93,475
Derivative liability - June 30, 2015	$622,875
Current portion	$204,833
Non-current portion	$418,042

The Company recorded debt discount to the extent of the net proceeds of each note, and immediately expensed the remaining derivative value if it exceeded the net proceeds.

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and June 30, 2015:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	77%-91%	73%-132%
Expected term:	1.03 years - 3.00 years	.03 month - 2.5 years
Risk free interest rate	0.28% - 0.88%	0.01% - 1.10%

The fair value of the Company’s derivative liabilities at the commitment and re-measurement dates were based upon the following management assumptions as of the commitment date and September 30, 2014:

	Commitment Date	Re-measurement Date

Expected dividends	0%	0%
Expected volatility	162%-171%	77%-89%
Expected term:	1.09 years - 3.00 years	1 month - 2.05 years
Risk free interest rate	0.12% - 0.62%	0.02% - 0.58%

Warrant Activities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Balance - September 30, 2013	2,167,500	$0.16
Granted	2,900,000	$0.15
Exercised	-	$-
Forfeited/Cancelled	(22,500)	$0.75
Outstanding - September 30, 2014	5,045,000	$0.15
Granted	1,527,493	$0.15
Exercised	-	$-
Forfeited/Cancelled	(780,000)	$0.15
Outstanding - June 30, 2015	5,792,493	$0.15
Exercisable - June 30, 2015	5,403,605	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	5,792,493	1.63 years	$0.15	5,403,605	$0.15

Note 10 - Stockholders’ Deficit

Common Stock

The issuance of common stock during the period ended June 30, 2015 is summarized in the table below:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share

Stock issued for settlement of liabilities	46,872	$4,119	$0.06 - 0.128
Stock issued for options exercised	45,000	-	-
Stock issued for loan modification	500,000	40,550	0.0811
Stock issued for services	1,808,143	273,581	0.10 - 0.185

Total	2,400,015	$318,250	$0.062 - 0.128

Details of common stock issuances during the period ended June 30, 2015 are as follows:

On December 10, 2014, in connection with the cancellation of an advisory agreement, the Company issued 625,000 shares of common stock to an investment banker for services received. The shares are fully vested on the date of issuance. The Company recorded $62,500 of consultant fees in connection with such issuance.

During the period ended June 30, 2015 the Company issued 46,872 shares of its common stock for partial settlement of a liability relating to the balance of the purchase price due under an asset purchase agreement entered into with Incite Interactive Media, Inc. on June 1, 2013.

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

On April 6, 2015, the Company issued certain noteholders an aggregate of 500,000 shares of common stock as per the terms of note amendments.

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

These changes were approved by a majority of the shareholders of the Company as of October 21, 2014. Under the 2010 Plan, as amended by the Board of Directors on October 22, 2013 and approved by the shareholders on October 21, 2014, approximately 1.2 million shares were available for future option grants as of June 30, 2015.

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

During the period ended June 30, 2015, the Company's board of directors authorized the grant of 1,692,000 stock options, having a total fair value of approximately $65,141, with a vesting period ranging from immediate to 1.21 years.  These options expire between January 5, 2018 and May 28, 2020.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance - September 30, 2013	5,111,000	$0.11	2.90	$478,160
Granted	3,967,000	0.11	2.13	$-
Exercised	(150,000)	0.10
Cancelled/Modified	(157,000)	0.10
Balance - September 30, 2014 - outstanding	8,771,000	$0.11	2.04	$29,060
Balance - September 30, 2014 - exercisable	8,228,542	$0.11	2.04	$29,060

Outstanding options held by related parties - September 30, 2014	1,974,000
Exercisable options held by related parties - September 30, 2014	1,974,000

Balance - September 30, 2014	8,771,000	$0.11	2.04	$29,060

Granted	1,692,000	$0.15	1.63	$-
Exercised	(45,000)
Cancelled/Modified/Forfeited	(909,000)	$0.14
Balance - June 30, 2015 - outstanding	9,509,000	$0.12	1.83	$264,520
Balance - June 30, 2015 - exercisable	8,624,333	$0.11	1.64	$256,520

Outstanding options held by related parties - June 30, 2015	1,810,000
Exercisable options held by related parties - June 30, 2015	1,393,333

The following is a summary of the Company’s non-vested stock options at June 30, 2015 and September 30, 2014:

		Weighted
	Unvested Stock	Average Exercise
	Options	Price

Non-vested - September 30, 2013	232,292	$0.10
Granted	3,967,000	$0.11
Vested/Exercised	(3,656,834)	$0.11
Forfeited/Cancelled	-	$-
Non-vested - September 30, 2014	542,458	$0.12
Granted	1,692,000	$0.15
Vested/Exercised	(1,349,791)	$0.15
Forfeited/Cancelled	-	$-
Non-vested - June 30, 2015	884,667	$0.14

Weighted average remaining period for vesting	3.69 years

On the dates of grant during the period ended June 30, 2015, the Company valued stock option issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.10-$0.15
Expected dividends	0%
Expected volatility	77% - 103%
Risk fee interest rate	1.00% - 1.57%
Expected life of stock options	1.5 years - 2.96 years
Expected forfeitures	0%

The following is a summary of the Company’s stock options issued to related parties for services during the period ended June 30, 2015:

	Options	Value

Issued to officers	500,000	$39,374
Issued to board members	120,000	3,609
Total	620,000	$42,983

On the dates of grant during the period ended June 30, 2015, the Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.10-$0.15
Expected dividends	0%
Expected volatility	77% - 103%
Risk fee interest rate	1.00% - 1.51%
Expected life of stock options	1.5 years - 2.96 years
Expected forfeitures	0%

Note 11 - Commitments and Contingencies

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

Consulting Agreements

(A)

On December 31, 2011, the Company entered into a one (1) year consulting agreement (“Consulting Agreement”) with the following terms and conditions:

●	Compensation - 3,610,475 shares of common stock, (representing 12% of then issued and outstanding shares at the time of issuance), the shares are valued at their respective grant dates;
●	70% of shares to be issued immediately; and

●	30% of shares to be issued upon Company’s common stock approval on the OTC bulletin board

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

D)

On May 8, 2015, the Company entered into a Termination and Settlement Agreement (the “Settlement Agreement”) relating to services delivered by a consultant. As per the material terms of the Settlement Agreement the consultant was issued 500,000 Company common stock purchase warrants having a total fair value of approximately $46,446 with the following terms: immediate vesting, three year term, exercise price $0.15. Upon exercise of these warrants, an additional cash payment of $12,500 will be paid. On the date of grant, the Company valued the warrants at fair value, utilizing a Black-Scholes option valuation model.  The Company utilized the following management assumptions:

Exercise price	$0.15
Expected dividends	0%
Expected volatility	100%
Risk fee interest rate	0.96%
Expected life of stock options	3.00 years
Expected forfeitures	0%

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

The Roth agreement contains the following terms and conditions:

●	Term - 3 months - automatically renews for 3 month periods unless cancelled by either party;
●	Upon execution of this engagement letter, the Company agrees to immediately issue 100,000 shares of common stock to ROTH. ROTH must receive the common stock shares within two weeks of the Effective Date for this engagement to remain effective. In addition, the Company will pay ROTH a quarterly fee (the “Quarterly Fee”) of $7,500 (USD) payable at the beginning of each quarter.
●	If the Company completes a public offering or private placement during the terms of the Agreement and ROTH is selected as lead or co-lead underwriter or lead or co-lead placement agent, ROTH will be compensated under a separate agreement and earning a fee arrangement of reasonable market terms. If the Company engages ROTH in an M&A transaction, ROTH will also be compensated under a separate agreement and earning a fee arrangement of reasonable market terms. If ROTH’s fee in such financing is over $150,000 (USD), ROTH will credit 100% of the quarterly fees paid towards the fees owed from the Financing, up to a maximum of & 15,000 (USD).
●	The Company agrees to reimburse ROTH upon request for reasonable out-of-pocket expenses incurred by ROTH in connection with the performance of its services as the Company’s advisor hereunder. Expenses exceeding $3,000 must be preapproved by the Company.

On March 5, 2015 the Company issued Roth 100,000 shares of common stock for services valued at $0.107 per share, or $10,700.

(C)

The Company entered into a Placement Agent Agreement with Aegis Capital Corp. (“Aegis”) effective May 22, 2015. Pursuant to the Aegis Placement Agreement Agreement, Aegis shall serve as the non-exclusive placement agent and investment banker (the “Services) for the Company, on a best efforts basis, in connection with the proposed offer and placement (the “Offering”) by the Company of up to $1,000,000 of securities, private notes or loans of the Company (the “Securities”).

The Aegis placement agent agreement contains the following terms and conditions:

The term of the Aegis Agreement will begin on May 22, 2015 and end on the earlier of the consummation of the Offering or 15 days after the receipt by either party hereto of written notice of termination; provided that no such notice may be given by the Company for a period of 60 days after the date hereof. The Company shall pay to Aegis a commission of 8% of the funds raised from such investors in the Offering and 8% of the proceeds from the exercise of any warrants or options sold in the Offering to purchasers introduced by Aegis. In addition, Aegis shall receive warrants to purchase a number of shares of common stock of the Company equal to 8% of the aggregate number of shares sold to investors in the Offering. The Aegis warrants shall have the same term, including exercise price and registration rights, as the warrants issued to investors in the Offering. If no warrants are issued to investors, the Aegis warrants shall have an exercise price equal to 110% of the price at which shares are issued to investors, but in no event less than $0.15 per share, or, if no shares are issued, 110% of the current market price of the shares at closing, an exercise period of five years and registration rights for the shares underlying the Aegis warrants equivalent to those granted with respect to the Securities. The Company agrees to reimburse Aegis, but only if an Offering is consummated, upon request for reasonable out-of-pocket expenses incurred by Aegis in connection with the performance of its Services. Such reimbursement shall be limited to a maximum of $50,000 without prior written approval by the Company.

(D)

The Company entered into an Advisory Agreement with Aegis Capital Corp. (“Aegis”) effective May 22, 2015. Pursuant to the Aegis Advisory Agreement, Aegis shall serve as the exclusive financial advisor to the Company in connection with a potential merger or acquisition (the “Transaction”). The term Transaction shall specifically exclude the Company’s planned purchase of the assets and business of Advice Interactive Group, LLC.

The Aegis advisory agreement contains the following terms and conditions:

The term of the Aegis Agreement will begin on May 22, 2015 and continue for a period of twelve months, or until closing of the Transaction unless Aegis is terminated for cause in which case the engagement will terminate on the date Aegis is terminated. The Company shall pay to Aegis a non-refundable advisory fee equal to 4% of the closing Transaction value and a stock advisory fee equal to 8% of the closing Transaction value. The Company agrees to reimburse Aegis for all reasonable documented out-of-pocket expenses incurred by Aegis in connection with the advisory agreement. Such reimbursement shall be limited to a maximum of $25,000. The effectiveness of this advisory agreement shall be contingent upon the Company closing a funding of at least $500,000 arranged for or sourced by Aegis.

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

Rent expense totaled $93,487 and $96,328 for the period ended June 30, 2015 and 2014, respectively.

Charlotte, North Carolina

In October 2013 the Company entered into a six (6) month lease agreement for a second corporate apartment starting in October 2013. The Company will pay monthly rental payments of $1,100. Rent expense totaled $10,850 and $9,461 for the period ended June 30, 2015 and 2014, respectively. In May 2014 the lease was extended to October 31, 2014 and monthly rental payments increased to $1,200. In October 2014 the lease was further extended to April 30, 2015. The Company vacated the apartment in June 2015.

Irvine, California

In October 2014, the Company signed a three (3) year lease agreement, commencing November 1, 2014, for office facilities in Irvine, California. The lease requires base annual rent of approximately $47,000 for the first year, with approximately 2.6% increments each year thereafter. Rent expense totaled $32,583 and $0 for the period ended June 30, 2015 and 2014, respectively.

Future minimum lease payments under these non-cancelable operating leases are approximately as follows:

Fiscal Year Ending September 30
2015 (remainder of fiscal year)	$46,000
2016	187,000
2017	168,000
2018	4,000
Total	$405,000

Charlotte, North Carolina

In December 2012 the Company entered into an operating lease for its corporate apartment under a month-to-month agreement starting in January 2013. The Company will pay monthly rental payments of $1,200. Rent expense totaled $0 and $11,250 for the period ended June 30, 2015 and 2014, respectively. In June of 2014 the Company cancelled the lease.

Charleston, South Carolina

In February 2014 the Company entered into an operating lease for its Charleston, South Carolina office facility under a month-to-month agreement starting in February 2014. The Company will pay monthly rental payments of $1,300. Rent expense totaled $16,840 and $8,055 for the period ended June 30, 2015 and 2014, respectively.

Newport Beach, California

In February 2014 the Company entered into an operating lease for its Newport Beach, California office facility under a month-to-month agreement starting in February 2014. The Company pays monthly rental payments of $3,750. Rent expense totaled $10,559 and $16,323 for the period ended June 30, 2015 and 2014, respectively. In November of 2014 the Company cancelled the lease.

Note 12 - Concentrations

The Company has the following concentrations:

(A)  Accounts Receivable

Customer		June 30, 2015	September 30, 2014
A	***	76%	94%
B		10%	0%
Total		86%	94%

(B)  Sales

Customer		June 30, 2015	June 30, 2014
A	***	63%	74%

(C)  Accounts Payable

Vendor	June 30, 2015	September 30, 2014
F	12%	7%

(D)  Purchases

Vendor	June 30, 2015	June 30, 2014
A	5%	16%
B	17%	20%
C	0%	14%
D	7%	15%
E	8%	11%
F	24%	4%
Total	61%	80%

***

In Fiscal Year 2014, one customer accounted for approximately 80% of our sales bookings. At the beginning of 2015, this customer reduced its orders for the Company's product, and in March 2015 gave notice that it would diversify its purchases to more than one provider of the Company's product. Since receiving this notice, we have experienced further significant reductions in orders from this customer. A complete loss of orders from this one customer may have a material effect on the financial results of the Company. There is no guarantee that the loss of orders from this customer will be replaced with orders from other customers.

Note 13 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Loans from Officer

During July and August 2015, the Company’s officer made loans to the Company in the aggregate of $12,600 for working capital purposes. The Company is recording interest on the loan at a rate of 6% per annum. The loan is unsecured and is due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us.. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports we file with the Securities and Exchange Commission.

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

Recent Events

On March 11, 2015, we entered into a binding letter of intent with Advice Interactive, LLC (“Advice”) and the voting members of Advice pursuant to which we agreed to acquire (the “Acquisition”) Advice’s business which is a digital agency and interactive marketing business. The binding letter of intent was subject to a ninety-day exclusivity period, which expired on June 10, 2015. On July 20, 2015 we were notified that Advice did not wish to extend the exclusivity period, but that the voting members of Advice wish to explore alternative ways to pursue a working relationship with us.

On March 27, 2015, we entered into a Fifth Amendment (the “Fifth Amendment”) to certain transaction documents (the “Purchase Agreements”) pursuant to which three investors (the “Lenders”) had lent funds to us in exchange for secured convertible promissory notes (the “Notes”) and warrants. Pursuant to the terms of the Fifth Amendment, the Lenders agreed to extend the maturity dates on the Notes from January 31, 2015 to June 25, 2015 and waive the prohibition against prepayment of the Notes. The Lenders also agreed to suspend their rights to convert any outstanding portions of the Notes through June 25, 2015. As consideration for the Fifth Amendment, we agreed to issue 500,000 shares of our common stock in the aggregate to the Lenders on a pro rata basis. We also acknowledged and confirmed that, pursuant to Section 7.2 of the Purchase Agreements, the principal amount of each of the Notes would be increased by 20% of the original principal amount to reflect an increase with respect to a Mandatory Redemption Payment (as defined in the Purchase Agreements). As of June 25, 2015, the Company is not compliant with the repayment terms of the notes and is in default. We are currently in discussion with the Lenders to negotiate a further amendment to extend the maturity dates of the Notes for a further period. There is no guarantee that the Lenders will agree to a further extension.

Results of Operations for the three months ended June 30, 2015 and 2014

The following table sets forth the summary income statement for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended
	June 30, 2015	June 30, 2014

Revenues	$1,377,094	$1,359,675
Gross Margin	$326,426	$775,205
Operating Expenses	$(1,463,979)	$(1,344,172)
Other Income (Expense), net	$(210,061)	$946,388
Net Income (Loss)	$(1,347,614)	$377,421

Revenues: Revenue increased by approximately 1% to $1,377,094 during the three months ended June 30, 2015, from $1,359,675 during the corresponding three months ended June 30, 2014. The increase in revenue was due mainly to an increased ARPU (average revenue per unit) partially offset by a decrease in average units. In the period ending June 30, 2015, the monthly ARPU was $7.79 as compared to $6.00 for the period ending June 30, 2014. The decrease in average units is due mainly to a change in product mix resulting from the reduction in sales orders from a significant customer. Monthly ARPU is defined as the (revenue for the period divided by the number of months in the period) divided by the average number of units in the period). The revenue items included in the numerator of the Company’s ARPU figures are based on our U.S. GAAP results of operations.

Approximately 20% of the Company’s sales were made through its network of resellers and channel partners during the three months ended June 30, 2015 compared to 98% during the three months ended June 30, 2014. The Company had 3,472 resellers and channel partners at June 30, 2015 compared to 3,274 at June 30, 2014, an increase of 198.

Gross Margin: The gross profit margin was 24% during the three months ended June 30, 2015 as compared to 57% during the three months ended June 30, 2014. The decrease in the gross profit margin is primarily attributable to an increase in the costs associated with delivering our higher priced products including the cost of our Essential, Premium and UK premium services. Increased costs were incurred for the submission of our customers’ business profiles to publishers and directories, the verification of these profiles on select directories and publishers, quality control processes and procedures, and data reporting.

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

Operating expenses increased by 9% during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The overall $119,807 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	A decrease of payroll and related expenses of $(68,000), excluding stock based compensation, was primarily due to a decrease in full time and part time staff.
●	A decrease in advertising and marketing related expenses of $(22,000) primarily as a result of decreased convention related activities.
●	A decrease in travel and travel related expenses of $(12,000) as a result of decreased sales and marketing activities of our sales staff and international business development.
●	A decrease of research and development expenses of $(89,000). Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred.
●	An increase in stock based compensation expense of $60,000. The increase was primarily due to an increase in stock based awards issued to consultants during the current period compared to the corresponding prior period.

●	An increase in rent, insurance, office supplies and other general overhead expenses of $135,000 due to the Company incurring higher costs related to its call center activities, increased computer and software maintenance and licensing costs.
●	An increase in professional fees of $123,000 (excluding stock based compensation). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations; and an increase in legal fees related to prospective merger transactions, new debt financings, note amendments involving existing debt and contract amendments.
●	A decrease in amortization expense of $(13,000) due to the Company’s intangible assets being impaired during the third quarter of 2014.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net decreased by $(1,156,449) to $(210,061) during the three months ended June 30, 2015 as compared to other income (expenses) - net of $946,388 during the three months ended June 30, 2014. For the three months ended June 30, 2015 other income (expenses) consisted of $(29,970) in interest expense, a gain on change in fair value of derivative liabilities of $12,858, a loss on extinguishment of debt of $(199,000), a gain on settlement of liabilities of $7,610 and miscellaneous expense of $(1,559). For the three months ended June 30, 2014 other income (expenses) consisted of $(111,408) in interest expense, a gain on change in fair value of derivative liabilities of $1,051,455, a gain on settlement of liabilities of $3,833 and miscellaneous income of $2,508.

Results of Operations for the nine months ended June 30, 2015 and 2014

The following table sets forth the summary income statement for the nine months ended June 30, 2015 and 2014:

	For the Nine Months Ended
	June 30, 2015	June 30, 2014

Revenues	$5,088,431	$3,201,331
Gross Margin	$1,658,906	$2,021,809
Operating Expenses	$(4,529,635)	$(3,706,325)
Other Income (Expense), net	$(858,849)	$511,177
Net Loss	$(3,729,578)	$(1,173,339)

Revenues: Revenue increased by approximately 59% to $5,088,433 during the nine months ended June 30, 2015, from $3,201,331 during the corresponding nine months ended June 30, 2014. The increase in revenue is due mainly to the increase in the company’s monthly ARPU as customers purchased higher priced products. For the nine months ended June 30, 2015, the ARPU was $8.05 compared to $4.84 for the comparable period ended June 30, 2014. The increase in the monthly ARPU is attributable to our customers purchasing a larger percentage of higher priced products, including our Premium Services and Premium Services in our United Kingdom market. Monthly ARPU is defined as the (revenue for the period divided by the number of months in the period) divided by the average number of units in the period). The revenue items included in the numerator of the Company’s ARPU figures are based on our U.S. GAAP results of operations.

Approximately 96% of the Company’s sales were made through its network of resellers and channel partners during the nine months ended June 30, 2015 compared to 98% for the comparable period in 2014. The Company had 3,472 resellers and channel partners at June 30, 2015 compared to 3,274 at June 30, 2014, an increase of 198.

Gross Margin: The gross profit margin was 33% during the nine months ended June 30, 2015 as compared to 63% during the nine months ended June 30, 2014 The decrease in the gross profit margin is primarily attributable to an increase in the costs associated with delivering our higher priced products including the cost of our Essential, Premium and UK premium services. Increased costs were incurred for the submission of our customers’ business profiles to publishers and directories, the verification of these profiles on select directories and publishers, quality control processes and procedures, and data reporting.

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

Operating expenses increased by 22% during the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014. The overall $823,310 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

●	An increase of payroll and related expenses of $233,000, excluding stock based compensation, was primarily due to an increase in full and part time staff during the beginning of the period. The increase was partially offset by the release of staff towards the end of the period.
●	A decrease in advertising and marketing related expenses of $(21,000) primarily as a result of decreased convention related activities.
●	An increase in travel and travel related expenses of $45,000 as a result of increased sales and marketing activities of our sales staff and international business development.
●	An increase of research and development expenses of $60,000. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred.
●	A decrease in stock based compensation expense of $(258,000). The decrease was primarily due to a decrease in stock based awards issued during the current period compared to the corresponding prior period.
●	An increase in rent, insurance, office supplies and other general overhead expenses of $451,000 due to the Company incurring higher costs related to its call center activities, increased computer and software maintenance and licensing costs and entering into new lease agreements for its office facility and corporate apartments.
●	An increase in professional fees of $328,000 (excluding stock based compensation). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations; and an increase in legal fees related to prospective merger transactions, new debt financings, note amendments involving existing debt and contract amendments.
●	A decrease in amortization expense of $(38,000) due to the Company’s intangible assets being impaired during the third quarter of 2014.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net decreased by $(1,370,026) to $(858,849) during the nine months ended June 30, 2015 as compared to other income (expenses) - net of $511,177 during the nine months ended June 30, 2014. For the nine months ended June 30, 2015 other income (expenses) consisted of $(573,676) in interest expense, a loss on change in fair value of derivative liabilities of $(93,475), a loss on extinguishment of debt of $(239,550), a gain on settlement of liabilities of $4,787 and miscellaneous income of $43,065. For the nine months ended June 30, 2014 other income (expenses) consisted of $(323,350) in interest expense, a gain on change in fair value of derivative liabilities of $1,242,651, derivative expense of $(389,200), a loss on extinguishment of debt of $(12,166), a gain on settlement of liabilities of $3,425 and miscellaneous expense of $(10,183).

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2015 compared to September 30, 2014:

	Period ended
	June 30, 2015	September 30, 2014	Increase/ (Decrease)
Current Assets	$1,314,036	$4,399,128	$(3,085,092)
Current Liabilities	$8,588,586	$8,701,926	$(113,340)
Working Capital Deficit	$(7,274,550)	$(4,302,798)	$(2,971,752)

As of June 30, 2015, we had a working capital deficit of $(7,274,550) as compared to a working capital deficit of $(4,302,798) as of September 30, 2014, an increase of $2,971,752. Our working capital deficit is primarily attributable to our convertible debt and related liabilities approaching maturity during the past year and our historic negative cash flow from operations resulting in our growing accounts payable and accrued liabilities.

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

In Fiscal Year 2014, one customer accounted for approximately 80% of our sales bookings. At the beginning of 2015, this customer reduced its orders for the Company's product, and in March 2015 gave notice that it would diversify its purchases to more than one provider of the Company's product. Since receiving this notice, we have experienced further significant reductions in orders from this customer. A complete loss of orders from this one customer may have a material effect on the financial results of the Company. There is no guarantee that the loss of orders from this customer will be replaced with orders from other customers.

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

Going Concern

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Tranche A Term Loan was be repaid in six consecutive monthly installments of principal and interest on the 15th day of each month commencing the month following execution of this Agreement and continuing until June 15, 2015 with the balance then owing under this Agreement being paid at that time.

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

The Tranche A Term Loan and Tranche B Term Loan carry interest at a rate of 12% per annum while the Tranche C Term Loan will carry interest at a rate of 14% per annum, with all interest amounts compounded annually.

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

On June 15, 2015, the Company received $25,000 on the Tranche B Term Loan and used the proceeds to pay down $25,000 of principal of the Tranche A Term Loan.

On July 21, 2015, the Company entered into an amendment agreement with the Lender pursuant to which the Lender extended the maturity date of the Tranche A Term Loan to August 15, 2015 and required the Company to issue to the Lender in conjunction with the Tranche B Term Loan a warrant to purchase an additional 2.5% (1.5% per the original terms), of the Company’s common stock issued and outstanding calculated as of the closing date of the remaining funds under the Tranche B Term Loan. Each of these warrants will have an exercise price of $0.15 per share and will expire two years following the date of issuance.

As of August 15, 2015, the Company is not compliant with the repayment terms of the Tranche A Term Loan and is in default. As of that date, the outstanding principal balance on the Tranche A Term Loan was $75,000. The Company intends to request that the maturity date be further extended, however, there can be no assurance that a further extension will be granted.

Convertible Notes - Default and Amendment

On February 11, 2015, due to default, the Company received demand notices from certain Lenders in accordance with Section 7.2 of the Subscription Agreements for mandatory redemption payments on the notes. (See Note 7 to the Company’s March 31, 2015 Consolidated Financial Statements - Debt offerings “B though E”) In accordance with the Provisions of Section 7.2 of the Subscription Agreements, the Lenders demanded repayment of the notes calculated at 120% of the principal amount of the notes, assuming no other defaults apply, plus accrued but unpaid interest. On March 27, 2015, the Lenders signed a note amendment extending the maturity date of the Notes to June 25, 2015, waived the prohibition against prepayment of the Notes and also agreed to suspend their rights to convert any outstanding portions of the Notes through June 25, 2015. The Company was not able, however, to prepay the Notes by June 25, 2015. As of June 25, 2015, the Company is not compliant with the repayment terms of the notes and is in default. We are currently in discussion with the Lenders to negotiate a further amendment to extend the maturity dates of the Notes for a further period. There is no guarantee that the Lenders will agree to a further extension.

SBA Loan - Default and Contingent Liability

On January 16, 2006, the Company secured a loan for $386,300 from the United States Small Business Administration ("SBA"). The loan matures in January 2036 and bears interest at the rate of 4% per annum. Monthly principal and interest payment on the loan is $1,944. As of June 30, 2015 and September 30, 2014, the balance on the Note was $321,905 and $328,380, respectively.

The Company has been in violation of certain covenants contained in this note since 2011. The circumstances that potentially led to these violations have not been cured. The Company does not believe it is probable that the loan will be called by the SBA, and has not received any notices from the SBA of its intent to call the loan.

Summary Cash flows for the nine months ended June 30, 2015 and 2014:

	Nine Months Ended
	June 30, 2015	June 30, 2014
Net cash provided by (used in) operating activities	$(963,860)	$56,610
Net cash provided by (used in) investing activities	$(33,094)	$(25,836)
Net cash provided by (used in) financing activities	$268,455	$264,985

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

The adjustments for the non-cash items increased from the nine months ended June 30, 2014 to the nine months ended June 30, 2015 primarily attributed to a decrease in amortization expense on intangible assets due to an impairment charge recorded during the third quarter of 2014, a decrease in stock-based compensation expense as a result of fewer equity awards issued during the nine months ended June 30, 2015, a decrease in amortization of debt discount due to fully amortized discounts of notes, a decrease in derivative expense due to the fair value of conversion option and warrants on dates of issuance of convertible debt securities and warrants. These decreases are offset by an increase in loss on change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants, an increase in non-cash interest expense due to the amendment of numerous debt instruments, an increase in loss on extinguishment of debt due to the amendment of numerous debt instruments, an increase in amortization of debt issuance costs due to new issue costs incurred during the period and an increase in bad debt expense due to an adjustment to the allowance based on an analysis of receivables during the current period. In addition, the net increase in cash from changes in working capital activities from the nine months ended June 30, 2014 to the nine months ended June 30, 2015 primarily consisted of a decrease in accounts receivable primarily due to fewer sales on account, an increase in account payables and accrued expenses primarily due to an increase in payroll and payroll related expenses, legal and professional fees, consulting fees incurred and accrued and outside service providers relating to cost of sales, a decrease in deferred costs due to a decrease in sales and overall related costs being amortized along with lower costs incurred by outside service providers, and a decrease in deferred revenue due to a decrease in sales and overall revenues being amortized.

Days Sales Outstanding

Days sales outstanding during the nine months ending June 30, 2015 was 36 as compared to 32 for the nine months ending June 30, 2014. The Company’s sales on account decreased during the current period and certain customers are remitting payments slower, which is the primary reason for the increase.

Cash Provided by (Used in) Investing Activities

Cash provided by or used in investing activities primarily consist of acquisitions of businesses and intangible assets, and purchases of property and equipment.

Cash used in investing activities increased from nine months ended June 30, 2015 to the nine months ended June 30, 2014, primarily attributed to an increase in capital expenditures related to our office furniture and equipment and domain name purchases.

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

Cash provided by financing activities increased from the nine months ended June 30, 2014 to the nine months ended June 30, 2015, primarily driven by an increase in related party loans, an increase in the issuance of promissory notes, a decrease in the issuance of convertible promissory notes and an increase in repayments on promissory notes.

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

The Company’s capital lease obligation, notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and September 30, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock in Exchange for Intellectual Property

On June 2, 2015 the Company issued 5,208 shares of its common stock for partial settlement of a liability relating to the balance of the purchase price due under an asset purchase agreement entered into with Incite Interactive Media, Inc. on June 1, 2013.

Issuance of Warrants in Exchange for Services

On May 8, 2015, the Company issued a consultant 500,000 common stock purchase warrants for services at a fair value of $46,446. The Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.

The foregoing issuances of the shares of common stock and warrants were deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

In reviewing the agreements included or incorporated by reference as exhibits to this report, please remember that, while these exhibits constitute public disclosure under the federal securities laws, they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No	Title of Document
10.1	First Addendum to Loan Agreement Dated December 5, 2014 between Grace McLain Capital Advisors, LLC and Registrant)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UBL Interactive, Inc.

Date: August 24, 2015	/s/ Doyal Bryant
Doyal Bryant
Chief Executive Officer (Principal Executive Officer)

/s/ David Jaques
David Jaques
Chief Financial Officer (Principal Financial and Accounting Officer)

