Form 10-K
period 2017-09-30
UBL Interactive,Inc.
filed 2018-02-02
CIK 1576778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-54955

(Commission file number)

UBL Interactive, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	27-1077850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

28325 Utica Road

Roseville, Michigan 48066

(321) 216-7500

(Address and telephone number of principal executive offices)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes         No     [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 17, 2017 was approximately $45,400.

The number of shares of the registrant’s common stock issued and outstanding was 37,823,104 as of November 17, 2017.

Explanatory Note

UBL Interactive, Inc. (“UBL,” or “Company”, “we,” “us” or “our”) is filing this Comprehensive Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (this “Annual Report”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since the Company has not filed its interim financial statements and quarterly reports on Forms 10-Q as of, and for the periods ended  December 31, 2017, 2016 and 2015, March 31, 2016 and 2017; and June 30, 2016 and 2017; and has not filed its annual financial statements and annual reports as of September 30, 2017, 2016, and 2015, as of the date of this Annual Report (being filed by the Company after its due date), the Company is including information regarding the fiscal years ended September 30, 2017, 2016, and 2015, as well as summarized quarterly financial information which would have been included in quarterly reports on Form 10-Q which were not previously filed for each of the quarters ended December 31, 2015, 2016 and 2017, March 31 , 2016 and 2017 , and ~~,~~ June 30, 2017 and 2016. The Company is including the interim financial information along with management’s discussion and analysis for the applicable periods in this Annual Report. The Company has determined that it can best provide current and accurate information to investors and shareholders by focusing the Company’s efforts and resources on providing more timely information.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UBL Interactive, Inc.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “Commission”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 1.  Description of Business

Introduction

This annual report on Form 10-K is a comprehensive filing for the fiscal years ended September 30, 2017, 2016 and 2015. It is being filed by us to move toward becoming current in our filing obligations under the Securities Exchange Act of 1934, as amended. This is our first periodic filing since we filed a Form 10-Q for the quarter ended June 30, 2015, on August 24, 2015. Included in this report are the audited financial statements that would have been included in annual reports on Form 10-K which were not previously filed for the years ended September 30, 2017, 2016 and 2015, as well as summarized quarterly financial information which would have been included in quarterly reports on Form 10-Q, which were not previously filed for each of the quarters ended December 31, 2015, 2016 and 2017, March 31, 2016 and 2017 , and June 30, 2016 and 2017.

Our delinquencies with regard to these filings were due to the fact that the Company discontinued operations after June 30, 2015, because the Company’s prior business plan proved to not be viable and the Company was not able to generate cash flows sufficient to continue operations, and subsequently certain of the Company’s creditors sued the Company, obtained default judgements and put the Company into receivership.

This annual report should be read together and in connection with the other reports that have been filed by us with the SEC for a comprehensive description of our financial condition and operating results. In the interest of disclosure, we have included information in this annual report certain material events and developments that have taken place through the date of filing of this annual report with the SEC.

In this Annual Report on Form 10-K, UBL Interactive, Inc. together with its subsidiaries, is referred to in this document as “UBLI”, “we”, “us”, “or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of September 30, 2017 unless otherwise indicated.

Overview of Business History

UBL Interactive, Inc. (“UBLI” or the “Company”) was incorporated under the laws of the State of Delaware on September 30, 2009.

UBLI, until it ceased operations in July 2015, provided a comprehensive set of online identity management tools and services to businesses seeking to optimize their presence in location - based search results on web, mobile and social platforms.

Our Operations

We are a shell company as that term is defined under federal securities laws. Our business plan is to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for our securities.  We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter potential business opportunities.  Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

Plan of Operations

We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ our funds in its business. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of S. Mark Spoone, our sole officer and director. We have not had any conversations with potential merger or acquisition targets nor have we entered into any definitive agreement with any party.  In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

•  Potential for growth, indicated by new technology, anticipated market expansion or new products;

•  Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•  Strength and diversity of management, either in place or scheduled for recruitment;

•  Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•  The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•  The extent to which the business opportunity can be advanced;

•  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•   Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and decide based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital we have available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The way we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the promoters of the opportunity, and the relative negotiating strength of ourselves and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 10% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholder will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our current director may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving our company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval if possible.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

During the years ended September 30, 2017 and 2016, and the interim fiscal quarters since that time, we have essentially been dormant.  On or about August 8, 2017, the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg, in the matter of William Alessi v. UBL Interactive, Inc. and Does I-V, inclusive, case number 17 CvS 7847, entered an order pursuant to which the court (i) assumed jurisdiction of the Company and all of its assets, and (ii) appointed Angela Collette the receiver (the “Receiver”) over the Company and its property effective August 8, 2017.

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid with our current cash and if necessary, with additional funds raised through other sources, which may not be available on favorable terms, if at all.

Corporate Information

We are a Delaware corporation headquartered at 28325 Utica Road, Roseville, Michigan , 48066 , which is the office of Angela Collette, the court-appointed Receiver for the company.

Employees

As of January 22, 2018, we have no employees.

Item 1A.  Risk Factors.

Not applicable to a smaller reporting company

Item 1b.  Unresolved staff comments ..

None.

Item 2.  Properties.

At present the Company does not have any property and the office address is that of the receiver.

Item 3. Legal Proceedings.

The Company is not aware of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation other than as disclosed below.

On or about August 8, 2017, the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg, in the matter of William Alessi v. UBL Interactive, Inc. and Does I-V, inclusive, case number 17 CvS 7847, entered an order pursuant to which the court (i) assumed jurisdiction of the Company and all of its assets, and (ii) appointed Angela Collette the receiver (“Receiver”) over the Company and its property effective August 8, 2017 ..

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

   High

    Low

December 31, 2014

  $ 0.1250

$ 0.0700

March 31, 2015

  $ 0.1999

$ 0.0700

June 30, 2015

  $ 0.1999

$ 0.0811

September 30, 2015

  $ 0.1400

$ 0.0400

December 31, 2015

  $ 0.1000

$ 0.0200

March 31, 2016

  $ 0.0550

$ 0.0100

June 30, 2016

  $ 0.0100

$ 0.0090

September 30, 2016

  $ 0.0090

$ 0.0016

December 31, 2016

  $ 0.0040

$ 0.0010

March 31, 2017

  $ 0.0015

$ 0.0010

June 30, 2017

  $ 0.0014

$ 0.0012

September 30, 2017

  $ 0.0013

$ 0.0012

December 31, 2017

  $ 0.0128

$ 0.0012

As of January 22, 2018, we had approximately 337 stockholders of record.  Our transfer agent is VStock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, New York 11516.

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

Overview

Up to July 2015 when the Company ceased operations, the Company had provided a comprehensive set of online identity management tools and services to businesses seeking to optimize their presence in location based search results on Web, Mobile and Social platforms. These search results were typically highly structured and included name, address, phone number and enhanced profile information, as opposed to excerpts of website information. Our Universal Business Listing (www.UBL.org) service had provided a powerful, cost-effective method for ensuring the distribution and accuracy of individual business listing data across hundreds of local web directories, search engines, mobile applications and other sources of local listings data. Our profile management services had allowed businesses to take control of profile pages in leading, highly trafficked, search engines, social media sites, providing enhanced content about their products and services. As part of these services we had provided an expanding range of analytical and monitoring tools to increase our customer value proposition. The company had offered services in the USA, Canada, The United Kingdom and Australia.

 Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

(iii)

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

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Net loss per common share

The Company computes net income or loss per share in accordance with ASC 260 Earnings Per Share. Under the provisions of the Earnings per Share Topic ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

 Discontinued operations

We discontinued operations during the fiscal year ended September 30, 2015. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact , we have no assets or liabilities related to an operating business as of September 30, 2017, 2016 or 2015. All items of income and expense for the periods presented, other than interest expense, related to discontinued operations.

Results of Operations

There were no operations in the interim periods for the fiscal years ended September 30, 2017 and 2016.

For the Fiscal Year Ended
September 30, 2017 and 2016	September 30, 2015	% Variance
Revenues	-	-	0%
Gross Margin	-	-	0%
Operating Expenses	-	-	0%
Other Income (Expense), net	-	(573,676)	-100.00%
Discontinued operations, net	-	4,780,277	-100.00%
Net Income(Loss)	-	4,206,601	-100.00%

For the Nine Month Period Ended
June 30, 2017	June 30, 2016	% Variance
Revenues	-	-	0%
Gross Margin	-	-	0%
Operating Expenses	-	-	0%
Other Income (Expense), net	-	-	0%
Discontinued operations, net	-	-	0%
Net Income(Loss)	-	-	0%

For the Six Month Period Ended
March 31, 2017	March 31, 2016	% Variance
Revenues	-	-	0%
Gross Margin	-	-	0%
Operating Expenses	-	-	0%
Other Income (Expense), net	-	-	0%
Discontinued operations, net	-	-	0%
Net Income(Loss)	-	-	0%

For the Three Month Period Ended
December 31, 2017	December 31, 2016	December 31, 2015	% Variance
Revenues	-	-	-	0%

Gross Margin	-	-	-	0%
Operating Expenses	-	-	-	0%
Other Income (Expense), net	-	-	-	0%
Discontinued operations, net	-	-	-	0%
Net Income(Loss)	-	-	-	0%

Results of Operations for the years ended September 30, 2017 and 2016

Revenues:  There were no revenues for the years ended September 30, 2017 and 2016 respectively, since there were no operations.

Expenses:  There were no operating expenses for the years ended September 30, 2017 and 2016 respectively, since there were no operations.

Results of Operations for the years ended September 30, 2016 and 2015

Revenues: There were no revenues for the years ended September 30, 2016 and 2015 respectively, since there were no operations.

Expenses: There were no operating expenses for the years ended September 30, 2016 and 2015 respectively, since there were no operations.

Net gain on discontinued operations resulted from the write-down of all assets net of liabilities since operations ceased in July 2015.

Liquidity and Capital Resources

	For the Fiscal Year Ended
	September 30, 2017 & 2016	September 30, 2015	% Variance
Cash Provided by operating activities	-	364,232	-100.00%
Cash used in investing activities	-	(33,094)	-100.00%
Cash used in financing activities	-	(1,066,700)	-100.00%
Net change in cash	-	(735,562)	-100.00%

	For the Nine Month Period Ended
	June 30, 2017	June 30, 2016	% Variance
Net cash used in operating activities	-	-	0%
Net cash used in investing activities	-	-	0%
Net cash used in financing activities	-	-	0%
Net change in cash	-	-	0%

	For the Six Month Period Ended
	March 31, 2017	March 31, 2016	% Variance
Net cash used in operating activities	-	-	0%
Net cash used in investing activities	-	-	0%
Net cash used in financing activities	-	-	0%

Net change in cash	-	-		0%

	For the Three Month Period Ended
	December 31, 2017	December 31, 2016	December 31, 2015	% Variance
Net cash used in operating activities	-	-	-	0%
Net cash used in investing activities	-	-	-	0%
Net cash used in financing activities	-	-	-	0%
Net change in cash	-	-	-	0%

As of September 30, 2017, we had no assets or liabilities as the Company has ceased operations. The Company’s accumulated deficit was $3,138,499.

There were no cash flows in the interim periods for fiscal years ended September 30, 2017 & 2016.

Unless the Company can acquire a viable business and attract additional investment, the future of the Company operating as a going concern is in serious doubt.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. In order to meet the needs to comply with the requirements of the Securities Exchange Act, we will need investment of capital.

Management has determined that additional capital will be required in the form of equity or debt securities. There is no assurance that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may have cease filing the required reports and cease operations completely. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Going Concern

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2015. This factor as well as continuous operating losses contributed to the fact that the Company ceased operations in July 2015.

The ability of the Company to continue its operations in the future is dependent on the new management’s plans, which will include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements and the acquisition of a viable business. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital or acquire a viable entity to continue its business.

Our auditor in its report dated January 22, 2018, has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Default on Loans because of Cessation of Business

All loans were in default by July 2015 and since the Company could not honor the covenants under each of these loans, these loans have been written off as the Company ceased operations, the Company went into receivership and none of the creditors established claims with the receiver to prove their entitlements.  None of the loans with convertibility provisions exercised their rights under these clauses, and as such no additional common stock was issued subsequent to June 30, 2015 or subsequent to September 30, 2015 through to the date of this report.

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

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

In November 2017, our court-appointed Receiver approved retaining a new independent registered accounting firm as described below.  The Company’s former independent registered public accounting firm was Li and Company, PC (“LI”), which was censured by the Public Company Accounting Oversight Board on or about June 14, 2016, and which firm had its registration revoked. The Former Accounting Firm’s website is not functional, and the Company believes that the Former Account Firm is no longer in business. Accordingly, the Company has been unable to dismiss the Former Accounting Firm, and to the Company’s knowledge, the Former Accounting Firm has not resigned and has not declined to stand for re-appointment.

The report of LI on the Company’s financial statements for the fiscal year ended September 30, 2014 , did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report raised substantial doubt on the Company’s ability to continue as a going concern as a result of the Company’s continued losses from operations since inception, and had both stockholders’ and working capital deficiencies.

During the Company’s most recent fiscal year and through the date of dismissal, (a) the Company had no disagreements with LI on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of LI would have caused either of them to make reference to the subject matter of the disagreement in connection with their reports and (b) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

In November 2017, the Company’s Receiver approved the engagement of Thayer O’Neal (“Thayer”) as the Company’s independent registered public accounting firm , and Thayer was engaged in November 2017. During the Company’s  fiscal year ended September 30, 2014 , and from October 1, 2014 through November 2017, neither the Company nor anyone on its behalf consulted Thayer regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that Thayer concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively. ~~.~~

Item 9A.  Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Receiver has concluded that, as of September 30, 2017, 2016 and 2015, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been substantial changes in internal control over financial reporting that occurred during the period being reported on in that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. Because we do not have an operating business, we in general have no internal control over financial reporting.

Operating systems will be put in place as capital is raised to allow us to acquire an operating business.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce this risk.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our Receiver has concluded that our internal control over financial reporting was not effective as of September 30, 2017, 2016 or 2015.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

 Changes in Internal Control over Financial Reporting.

Aside from the appointment of our Receiver in August of 2017, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2017, or any other fiscal quarter during the years ended September 30, 2017 and 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and positions of our directors and executive officers during the year ending September 30, 2015 are as follows:

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

Paul Donlan. Paul is the head of business development for UBLI and also manages the company's international and channel partnerships. Paul has 25 years of experience in directories and classified advertising, having served as CEO for 3L Media Inc., founder of Superpages Australia, and founder and chairman of JPM Media Pry Ltd. Paul has been a consultant with China Telecom, Shanghai Yellow Pages, Telekom Malaysia, Mi Pueblo Publication, California Directory Publications, and Ojai PhoneBook. For 6 years, Paul was president and CEO of net-linx, where he oversaw a staff of 450 servicing technology publishing industries across the globe. Prior to this role, Paul held various management positions during a 15 year tenure at Sensis and Telstra in Australia. Paul's career includes a strong record of revenue growth and cost containment across international markets. Mr. Donlan received an Associate Degree – Electronics Technician from the Australian Telecommunication Commission – Technical Institute in 1989 and attended the Master of Business Administration in International Management program at the University Royal Melbourne Institute of Technology from 1998 to 1999.

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

The names, ages and positions of our directors and executive officers during the year ending September 30, 2016 are as follows:

Name	Age	Position
N/A	N/A	N/A

There were no named directors and executive officers as of September 30, 2016 due to cessation of operations in July 2015. As a result, the company was put into receivership.

The names, ages and positions of our directors and executive officers during the year ending September 30, 2017 are as follows:

Name	Age	Position

Angela Collette(1)

49

Court-Appointed Receiver

(1)

Angela Collette is the court - appointed receiver for the Company and has assumed on a temporary basis the responsibilities of director and officer of the Company ..

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

 Angela Collette, is a practicing attorney licensed to practice in the States of Michigan, New York and Kentucky.  She has served as general counsel for many publicly traded companies for several years.  She graduated from Notre Dame Law School as a member of the Dean’s honor roll list.

Family Relationships

None ..

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

Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended September 30, 2017, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock, satisfied his or her Section 16(a) filing requirements, although certain reports were filed on a late basis.

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

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To request a copy of the Code of Ethics, please make written request to our court-appointed Receiver, at UBL Interactive, Inc., 28325 Utica Road, Roseville, MI 48066.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Item 11. Executive Compensation.

There was no executive compensation for the fiscal years ended September 30, 2016 and September 30, 2017.  For the fiscal year ended September 30, 2015 the amount of executive compensation is not determinable.  A portion of the September 30, 2015 executive compensation amounts to $392,831 which is the stock option compensation amount included in the financial statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of September 30, 2015, September 30, 2016 and September 30, 2017 , there were no outstanding equity awards.

DIRECTOR COMPENSATION

As of September 30, 2015, September 30, 2016 and September 30, 2017 , there was no director compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, par value $.01, per share, as of November 19, 2017 by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and Named Executive Officers, and (c) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership (1)	Percent of class (2)

5% or greater stockholder
Bryant Irrevocable Trust	6,114,000	16.7%
Radeon, LLC (8)	6,014,000	15.9%
Whalehaven Capital Fund Ltd	2,249,964	5.9%
Marlar Holdings, LLC	1,925,587	5.1%

*	Less than 1%

(1)	The address of each person is c/o of the Company unless otherwise indicated herein.

(2)

The calculation in this column is based upon 37,823,104 shares of common stock outstanding on November 17, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of November 17, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

Item 13. Certain Relationships and Related Transaction, and Director Independence

None ..

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

Item 14.  Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Thayer O’Neal for the fiscal years ended September 30, 2017, 2016 and 2015.

For the Fiscal Years Ended September 30, 2017, 2016 & 2015

Audit Fees	$-
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$-

Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees—This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Commission and other accounting consulting.

Tax Fees—This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees—This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting. Accordingly, all of the fees in the above table were approved prior to the services being rendered.

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

3.2	By-Laws of UBL Interactive, Inc. (Filed as an exhibit to the Company's Form 10 on May 14, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Section 1350

99.1 *	Order Appointing Receiver

*	Filed herewith
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

UBL Interactive, Inc.

January 31, 2018	By:	/s/ Angela Collette

Receiver, Chief Executive Officer and Chairman
Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Angela Collette	January 31, 2018

Receiver, Chief Executive Officer, Chairman & Director (Principal Executive Officer)

UBL Interactive, Inc.

September 30, 2017, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

UBL Interactive, Inc.

We have audited the consolidated balance sheets of UBL Interactive, Inc. (the “Company”) as of September 30, 2017, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017, 2016 and 2015, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

Thayer O’Neal Company, LLC

Houston, Texas

January 22, 2018

F-2

UBL INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017, 2016 AND 2015
	2017	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$ -	$ -	$ -
Total Current Assets	-	-	-
OTHER ASSETS	-	-	-
TOTAL ASSETS	$ -	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Accounts payable	$ 7,635	$ 7,635	$ 7,635
Accrued expenses	-	-	-
TOTAL LIABILITIES	7,635	7,635	7,635

STOCKHOLDERS’ DEFICIENCY
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued
Common stock- $0.001 par value, 200,000,000 shares authorized - issued and outstanding – (37,823,104 – September 30, 2017, 2016 and 2015 respectively)	378,231	378,231	378,231
Additional paid-in capital	2,752,633	2,752,633	2,752,633
Accumulated deficit	(3,138,499)	(3,138,499)	(3,138,499)
TOTAL STOCKHOLDERS’ DEFICIENCY	(7,635)	(7,635)	(7,635)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

F-3

UBL INTERACTIVE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 AND 2015
	2017	2016	2015
Revenues	$ -	$ -	$ -
OPERATING EXPENSES	-	-	-
Loss from operations	-	-	-
Other income(expense)	-	-	-
Interest expense	-	-	(573,676)
Discontinued operations	-	-	4,780,277
Net Income(Loss)	$ -	$ -	$ 4,206,601
Weighted average shares outstanding
Basic and fully diluted	37,823,104	37,823,104	37,823,104
Net loss per share
Basic and fully diluted	$ -	$ -	$ 0.11

The accompanying notes are an integral part of these financial statements

F-4

UBL INTERACTIVE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 AND 2015
	2017	2016	2015
Cash Flows From Operating Activities
Net income(loss)			4,206,601
Adjustments to reconcile net income(loss) to net cash
provided by (used in) operating activities
(Income) loss from discontinued operations	-	-	4,780,277
Accounts payable and accrued expenses	-	-	(8,622,646)
Cash Provided by (Used In) Operating Activities	-	-	364,232
Cash Flows Provided by (Used In) Investing Activities			(33,094)
Cash Flows From Financing Activities
Proceeds from notes payable - net	-	-	(1,477,636)
Proceeds from issuance of common stock	-	-	453,065
Other liabilities	-	-	(42,129)
Cash Provided By (Used In) Financing Activities	-	-	(1,066,700)
Net change in Cash	-	-	(735,562)
Cash and Cash Equivalents - Beginning of year	-	-	735,562
Cash and Cash Equivalents -End of year	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

F-5

The accompanying notes are an integral part of these financial statements

UBL INTERACTIVE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 AND 2015

	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance – October 1, 2014	$ 34,623,089	$ 346,231	$ 2,331,568	$ (7,345,100)	$ (4,667,301)

Shares issued for cash	3,200,015	32,000	421,065	-	453,065

Net Income – September 30, 2015	-	-	-	4,206,601	4,206,601

Balance – September 30, 2015	37,823,104	378,231	2,752,633	(3,138,499)	(7,635)

Net income(loss) - September 30, 2016	-	-	-	-	-

Balance – September 30, 2016	37,823,104	378,231	2,752,633	(3,138,499)	(7,635)

Net income(loss) - September 30, 2017	-	-	-	-	-

Balance – September 30, 2017	$ 37,823,104	$ 378,231	$ 2,752,633	$ (3,138,499)	$ (7,635)

F-6

UBL INTERACTIVE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017, 2016 AND 2015

Note 1 – Organization and Operations

UBL Interactive, Inc.

UBL Interactive, Inc. (“UBL” or the “Company”) was incorporated under the laws of the State of Delaware on September 30, 2009. The Company provided public identity services to businesses by managing their online profile information and distributing this information uniformly to search engines, directory publishers, social networks and mobile services until operations had ceased in July 2015.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which contemplate continuation of the Company as a going concern.

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

(i)

Cessation of operations: The Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

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

(iii)

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

All inter-company balances and transactions have been eliminated.

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

 Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Deferred Tax Assets and Income Taxes Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Net loss per common share

The Company computes net income or loss per share in accordance with ASC 260 Earnings Per Share. Under the provisions of the Earnings per Share Topic ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Discontinued operations

We discontinued operations during the fiscal year ended September 30, 2015. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact we have no assets or liabilities related to an operating business as of September 30, 2017, 2016 or 2015. All items of income and expense for the periods presented, other than interest expense, related to discontinued operations.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

The Company’s consolidated financial statements have been prepared on the basis that the Company has ceased operations for the time being and is in the process of pursuing business opportunities for the Company to resume as a going concern.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2017, 2016 and 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the future once it acquires a viable entity.

Note 4 – Notes Payable

SBA Loan - Default and Contingent Liability

Prior to September 2010, the Company issued a note with the principal in the amount of $386,300 to the United States Small Business Administration ("SBA") with the following terms and conditions:

•	Maturing in January 2036;

•	Interest at 4% per annum;

•	Monthly principal and interest payment of $1,944

Default and Potential Violation

The Company has been in violation of certain covenants contained in this note since 2011. The circumstances that potentially led to these violations have not been cured. The Company ceased operations in July 2015, and as result this loan was not repaid and has been written off, since no claim has been made by the creditor once the Company was put into receivership in August 2017.

Notes Payable – Related Party

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

On December 24, 2014 the maturity date of the note was extended from October 30, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note. This note was never paid since the Company ceased operations in July 2015 and went into receivership in August 2017 with no claims being made by the creditor.

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

On December 22, 2014 the maturity date of the note was extended from October 14, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note. This note was never paid since the Company ceased operations in July 2015 and went into receivership in August 2017 with no claims being made by the creditor.

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

On December 22, 2014 the maturity date of the note was extended from December 30, 2014 to February 28, 2015. As consideration for the extension, the Company agreed to pay the note holder $1,000, to be paid at the extended maturity date of the note. This note was never paid since the Company ceased operations in July 2015 and went into receivership in August 2017 with no claims being made by the creditor.

Note 5 – Convertible Notes Payable

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

These notes were never paid since the Company ceased operations in July 2015 and went into receivership in August 2017 with no claims being made by the creditors.

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

Since the Company ceased operations in July 2015 and went into receivership in August 2017, these notes have been written off as uncollectible by the Company and any features attached to them thereon, as no claim was made to the Receiver by the creditor.

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

Since the Company ceased operations in July 2015 and went into receivership in August 2017, these notes have been written off as uncollectible by the Company and any features attached to them thereon, as no claim was made to the Receiver by the creditor.

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

Since the Company ceased operations in July 2015 and went into receivership in August 2017, these notes have been written off as uncollectible by the Company and any features attached to them thereon, as no claim was made to the Receiver by the creditor.

Debt Offering (E)

On October 18, 2013, the Company sold $280,000 in aggregate of secured, subordinated convertible notes (the "Notes") to three (3) note holders with the following terms and conditions:

•	Maturing on January 31, 2015,

•	Interest rate at 5% per annum, with interest payable semi-annually,

•	Default interest rate is 10% per annum,

•	Convertible to common shares at $0.10 per share (see discussion of ratchet feature below),

•	Three (3) year warrants to purchase 1,400,000 shares of common stock, with an exercise price of $0.15 per share; and secured by all assets of the Company.

Since the Company ceased operations in July 2015 and went into receivership in August 2017, these notes have been written off as uncollectible by the Company and any features attached to them thereon, as no claim was made to the Receiver by the creditor.

Note 6 – Stockholders’ Deficit

Common Stock

During the year ended September 30, 2015, the Company issued 3,200,015 in common stock for cash consideration of $60,234.

Stock Options

All stock options in 2015 were cancelled once the Company ceased operations.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. In November 2017 there was an order from the court to pay the amount owing of approximately $7,600 assumed by Mr. William Alessi. The order stated that the Company is to issue a total of 4,175,000 shares of common stock without restriction and exempt from registration.

Note 8 – Interim Period Disclosures

The unaudited consolidated balance sheets for the interim periods in the year ended September 30, 2017, as presented below:

UBL INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	March 31,	December 31,
	2017	2017	2016
Current Assets
Cash and cash equivalents	$ -	$ -	$ -
Total Current Assets	-	-	-
Other Assets	-	-	-
Total Assets	$ -	$ -	$ -
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 7,635	$ 7,635	$ 7,635

Total Current Liabilities	7,635	7,635	7,635
STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 10,000,000 shares authorized- issued and outstanding - none
Common stock, $0.01 par value, 200,000,000 shares authorized - issued and outstanding - 37,823,104, June 30, 2017, March 31, 2017 and December 31, 2016 respectively	378,231	378,231	378,231
Additional paid-in capital	2,752,633	2,752,633	2,752,633
Accumulated deficit	(3,138,499)	(3,138,499)	(3,138,499)
Total Stockholders' Deficit	(7,635)	(7,635)	(7,635)
Total Liabilities and Stockholders' Deficit	$ -	$ -	$ -

The unaudited consolidated balance sheets for the interim periods in the year ended September 30, 2016, as presented below:

	June 30,	March 31,	December 31,
	2016	2016	2015
Current Assets
Cash	$ -	$ -	$ -
Total Current Assets	-	-	-
Other Assets	-	-	-

Total Assets	$ -	$ -	$ -

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 7,635	$ 7,635	$ 7,635
Total Current Liabilities	7,635	7,635	7,635
STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 10,000,000 shares authorized - issued and outstanding - none
Common stock, $0.01 par value, 200,000,000 shares authorized - issued and outstanding - 37,823,104, June 30, 2016, March 31, 2016 and December 31, 2015 respectively	378,231	378,231	378,231
Additional paid-in capital	2,752,633	2,752,633	2,752,633
Accumulated deficit	(3,138,499)	(3,138,499)	(3,138,499)
Total Stockholders' Deficit	(7,635)	(7,635)	(7,635)
Total Liabilities and Stockholders' Deficit	$ -	$ -	$ -

The unaudited consolidated balance sheet for the interim period December 31, 2017, as presented below:

December 31,
2017
Current Assets
Cash	$ -
Total Current Assets	-
Other Assets	-

Total Assets	$ -

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 7,635
Total Current Liabilities	7,635
STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 10,000,000 shares authorized - issued and outstanding - none
Common stock, $0.01 par value, 200,000,000 shares authorized - issued and outstanding - 37,823,104, December 31, 2017	378,231
Additional paid-in capital	2,752,633
Accumulated deficit	(3,138,499)
Total Stockholders' Deficit	(7,635)
Total Liabilities and Stockholders' Deficit	$ -

Unaudited consolidated results of operations for the nine-month periods ended June 30, 2017 and 2016 are as follows:

	2017	2016
Revenue	$ -	$ -
Operating Expenses
Loss from operations	-	-

Other Expenses	-	-
Interest expense	-	-
Net amount from discontinued operations	-	-
Net income (loss)	-	-
Preferred stock dividend	-	-

Net income (loss) attributable to common shareholders	$ -	$ -

Loss per Share attributable to common shareholders
Basic and fully diluted	$ -	$ -
Weighted Average Shares Outstanding
Basic and fully diluted	37,832,104	37,832,104

Unaudited consolidated results of operations for the three-month periods ended June 30, 2017 and 2016 are as follows:

	2017	2016
Revenue	$ -	$ -
Operating Expenses
Loss from operations	-	-

Other Expenses	-	-
Interest expense	-	-
Net amount from discontinued operations	-	-
Net income (loss)	-	-
Preferred stock dividend	-	-

Net income (loss) attributable to common shareholders	$ -	$ -

Loss per Share attributable to common shareholders
Basic and fully diluted	$ -	$ -
Weighted Average Shares Outstanding
Basic and fully diluted	37,832,104	37,832,104

Unaudited consolidated results of operations for the three and six-month periods ended March 31, 2017 and 2016, are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenue	$ -	$ -	$ -	$ -
Operating Expenses
Loss from operations	-	-	-	-

Other Expenses	-	-	-	-
Interest expense	-	-	-	-
Net amount from discontinued operations	-	-	-	-
Net income (loss)	-	-	-	-

Preferred stock dividend	-	-	-	-

Net income (loss) attributable to common shareholders	$ -	$ -	$ -	$ -

Loss per Share attributable to common shareholders
Basic and fully diluted	$ -	$ -	$ -	$ -
Weighted Average Shares Outstanding
Basic and fully diluted	37,832,104	37,832,104	37,832,104	37,832,104

Unaudited consolidated results of operations for the three-month periods ended December 31, 2017, 2016 and 2015, are as follows:

	2017	2016	2015
Revenue	$ -	$ -	$ -
Operating Expenses
Loss from operations	-	-	-

Other Expenses	-	-	-
Interest expense	-	-	-
Net amount from discontinued operations	-	-	-
Net income (loss)	-	-	-
Preferred stock dividend	-	-	-

Net income (loss) attributable to common shareholders	$ -	$ -	$ -

Loss per Share attributable to common shareholders
Basic and fully diluted	$ -	$ -	$ -
Weighted Average Shares Outstanding
Basic and fully diluted	37,832,104	37,832,104	37,832,104

Unaudited consolidated cash flows for the nine-month periods ended June 30, 2017 and 2016 are as follows:

	2017	2016
CASH FLOWS FROM OPERATING EXPENSES
Net income(loss)	$ -	$ -
Adjustments to reconcile net cash used in operating activities
Net income from discontinued operations
Accounts payable and accrued expenses
Cash Provided by (Used In) Operating Activities	-	-

Cash Provided by (Used In) Investing Activities	-	-

Net change in Cash	-	-

Cash and Cash Equivalents - Beginning of year	-	-
Cash and Cash Equivalents - End of year	$ -	$ -

Unaudited consolidated cash flows for the six-month periods ended March 31, 2017 and 2016, are as follows:

	2017	2016
CASH FLOWS FROM OPERATING EXPENSES
Net income(loss)	$ -	$ -
Adjustments to reconcile net cash used in operating activities - None
Cash Provided By(Used In) Operating Activities	-	-

Cash Provided by (Used In) Investing Activities	-	-

Net change in Cash	-	-

Cash and Cash Equivalents - Beginning of year	-	-

Cash and Cash Equivalents - End of year	$ -	$ -

Unaudited consolidated cash flows for the three-month periods ended December 31, 2017, 2016 and 2015, are as follows:

	2017	2016	2015
CASH FLOWS FROM OPERATING EXPENSES
Net income(loss)	$ -	$ -	$ -
Adjustments to reconcile net cash used in operating activities
Cash Provided By (Used In) Operating Activities	-	-	-

Cash Provided by (Used In) Investing Activities	-	-	-

Net change in Cash	-	-	-

Cash and Cash Equivalents - Beginning of period	-	-	-

Cash and Cash Equivalents - End of period	$ -	$ -	$ -

EXHIBIT 31.1

CERTIFICATION BY THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Angela Collette, certify that:

1.     I have reviewed this Annual Report on Form 10-K of UBL Interactive, Inc.

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: January 31, 2018	/s/ Angela Collette
Angela Collette, Receiver Chief and Principal Executive Officer

EXHIBIT 32.1

Certification by the Principal Executive Officer Pursuant to

18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Angela Collette, certify pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Annual Report on Form 10-K of UBL Interactive, Inc. (the “Company”) for the years ended September 30, 2017, 2016 and 2015 respectively (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 31, 2018	/s/ Angela Collette
Angela Collette, Receiver
Chief and Principal Executive Officer

A signed original copy of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.