Form 10-Q
period 2017-12-31
UBL Interactive,Inc.
filed 2018-02-26
CIK 1576778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2017

☐ Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to _____________

Commission file number: 000-54955

UBL Interactive, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1077850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28325 Utica Road Roseville, Michigan	48066
(Address of principal executive offices)	(Zip Code)

(321) 216-7500

(Registrant’s telephone number, including area code)

___________________________________________________________
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

As of February 23, 2018, there were 41,198,104 shares of $0.01 par value common stock issued and outstanding.

FORM 10-Q

UBL Interactive, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INDEX TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

1.	Balance sheets as at December 31, 2017 and September 30, 2017;	4

2.	Statements of operations for the three months ended December 31, 2017 and December 31, 2016;	5

3.	Statements of cash flows for the three months ended December 31, 2017 and December 31, 2016;	6

4.	Statement of stockholder’ deficit for the three months ended December 31, 2017	7

5.	Notes to financial statements	8

UBL INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2017	2017
Assets

Current Assets
Cash	$-	$-
Accounts receivable - net of allowance for doubtful accounts	-	-
Prepaid expenses and sundry assets	-	-
Deferred costs	-	-

Total Current Assets	-	-

Property and Equipment - net of accumulated depreciation	-	-

Other Assets
Security deposits	-	-
Debt issue costs - net	-	-

	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$7,635	$7,635
Notes payable - related party	-	-
Current maturities of notes payable	-	-

Total Current Liabilities	7,635	7,635
Long-Term Liabilities
Notes payable-, net of current maturities	-	-
Other liabilities	-	-
Total Long-Term Liabilities	-	-

Total Liabilities	7,635	7,635

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 10,000,000 shares authorized
- issued and outstanding - none
Common stock, $0.01 par value, 50,000,000 shares authorized
- issued and outstanding - 37,823,104, (37,823,104 - September 30, 2017)	378,231	378,231

Additional paid-in capital	2,752,633	2,752,633

Accumulated deficit	(3,138,499)	(3,138,499)

Total Stockholders' Deficit	(7,635)	(7,635)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

UBL INTERACTIVE, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2017	2016

Revenues	$-	$-

DIRECT COSTS	-	-

Gross Margin	-	-

OPERATING EXPENSES
Wages and benefits	-	-
Professional fees	-	-
Selling, general and administrative	-	-

Total Operating Expenses	-	-

Income(Loss) from operations	-	-

Other income(expense)
Interest expense	-	-

Other income(expense), net	-	-

Net Income(Loss)	$-	$-

Weighted average shares outstanding
Basic and fully diluted	37,823,104	37,823,104

Net loss per share - basic and fully diluted	$-	$-

The accompanying notes are an integral part of these financial statements.

UBL INTERACTIVE, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
	2017	2016
Cash Flows From Operating Activities
Net income(loss)	$-	$-
Adjustments to reconcile net income(loss) to net cash
provided by (used in) operating activities
Depreciation and amortization	-	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Prepaid expenses	-	-
Accounts payable	-	-

Cash Used In Operating Activities	-	-

Cash Flows From Investing Activities
Purchase of domain name	-	-
Purchase of property and equipment	-	-

Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from notes payable - net	-	-
Proceeds from issuance of common stock	-	-
Proceeds from convertible notes	-	-

Cash Provided By Financing Activities	-	-

Change in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents - Beginning of year	-	-

Cash and Cash Equivalents -End of year	$-	$-

The accompanying notes are an integral part of these financial statements.

6

UBL INTERACTIVE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017
(Unaudited)

	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - October 1, 2017	37,823,104	378,231	2,752,633	(3,138,499)	(7,635)

Net income(loss) - December 31, 2017	-	-	-	-	-

Balances - December 31, 2017	37,823,104	$378,231	$2,752,633	$(3,138,499)	$(7,635)

The accompanying notes are an integral part of these financial statements.

UBL INTERACTIVE, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Financial Instruments

The FASB issued ASC 820-10, Fair Value Measurements and Disclosures , for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

•	Level 1: Quoted prices in active markets for identical assets or liabilities

•

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Concentration and Credit Risks

The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of its cash, sales and accounts receivable.

Cash - The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

Discontinued operations

We discontinued operations during the fiscal year ended September 30, 2015. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact we have no assets or liabilities related to an operating business as of December 31, 2017.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern in the future once it acquires a viable entity.

Note 4 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. In November 2017 there was an order from the court to pay the amount owing of approximately $7,600 assumed by Mr. William Alessi. The order stated that the Company is to issue a total of 4,175,000 shares of common stock without restriction and exempt from registration. These shares were issued in February 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business

During the three months ended December 31, 2017, the Company has had no active business operations. The Company has been actively seeking a merger partner that would create an active business and as such active business operations. To date, no merger company has been found.

Statement of Operations – Three months ended December 31, 2017 versus three months ended December 31, 2016

During the three months ended December 31, 2017 and December 31, 2016 respectively the Company did not have any operations and therefore there was no revenues or expenses incurred for the respective periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a small reporting company.

Item 4. Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not aware of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A. Risk Factors.

Not applicable for a small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Section 1350

_________

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

UBL Interactive, Inc.

Date: February 23, 2018	By:	/s/ Angela Collette
Receiver, Chief Executive Officer and Chairman
Principal Executive Officer and Principal Accounting and Financial Officer)

