Form 10-K/A
period 2017-09-30
UBL Interactive,Inc.
filed 2018-02-27
CIK 1576778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Angela Collette, our sole officer and director. We have not had any conversations with potential merger or acquisition targets nor have we entered into any definitive agreement with any party.  In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

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

Item 1b.  Unresolved staff comments .

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

On or about August 8, 2017, the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg, in the matter of William Alessi v. UBL Interactive, Inc. and Does I-V, inclusive, case number 17 CvS 7847, entered an order pursuant to which the court (i) assumed jurisdiction of the Company and all of its assets, and (ii) appointed Angela Collette the receiver (“Receiver”) over the Company and its property effective August 8, 2017 .

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

Paul Donlan. Paul is the head of business development for UBLI and also manages the company's international and channel partnerships. Paul has 25 years of experience in directories and classified advertising, having served as CEO for 3L Media Inc., founder of Superpages Australia, and founder and chairman of JPM Media Pry Ltd. Paul has been a consultant with China Telecom, Shanghai Yellow Pages, Telekom Malaysia, Mi Pueblo Publication, California Directory Publications, and Ojai PhoneBook. For 6 years, Paul was president and CEO of net-linx, where he oversaw a staff of 450 servicing technology publishing industries across the globe. Prior to this role, Paul held various management positions during a 15 year tenure at Sensis and Telstra in Australia. Paul's career includes a strong record of revenue growth and cost containment across international markets. Mr. Donlan received an Associate Degree - Electronics Technician from the Australian Telecommunication Commission - Technical Institute in 1989 and attended the Master of Business Administration in International Management program at the University Royal Melbourne Institute of Technology from 1998 to 1999.

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

Angela Collette(1)

49

Court-Appointed Receiver

(1)

Angela Collette is the court - appointed receiver for the Company and has assumed on a temporary basis the responsibilities of director and officer of the Company .

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

Family Relationships

None .

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

None .

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

Audit Fees-This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees-This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Commission and other accounting consulting.

Tax Fees-This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees-This category consists of fees for other miscellaneous items.

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

UBL Interactive, Inc.

February 27, 2018	By:	/s/ Angela Collette

Receiver, Chief Executive Officer and Chairman
Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Angela Collette	February 27, 2018

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

Thayer O’Neal Company, LLC

Houston, Texas

January 22, 2018

F-2

UBL INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017, 2016 AND 2015
	2017	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$ -	$ -	$ -
Total Current Assets	-	-	-
OTHER ASSETS	-	-	-
TOTAL ASSETS	$ -	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Accounts payable	$ 7,635	$ 7,635	$ 7,635
Accrued expenses	-	-	-
TOTAL LIABILITIES	7,635	7,635	7,635

STOCKHOLDERS’ DEFICIENCY
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued
Common stock- $0.001 par value, 200,000,000 shares authorized - issued and outstanding - (37,823,104 - September 30, 2017, 2016 and 2015 respectively)	378,231	378,231	378,231
Additional paid-in capital	2,752,633	2,752,633	2,752,633
Accumulated deficit	(3,138,499)	(3,138,499)	(3,138,499)
TOTAL STOCKHOLDERS’ DEFICIENCY	(7,635)	(7,635)	(7,635)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ -	$ -	$ -

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

The accompanying notes are an integral part of these financial statements

F-5

UBL INTERACTIVE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 AND 2015

	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - October 1, 2014	$ 34,623,089	$ 346,231	$ 2,331,568	$ (7,345,100)	$ (4,667,301)

Shares issued for cash	3,200,015	32,000	421,065	-	453,065

Net Income - September 30, 2015	-	-	-	4,206,601	4,206,601

Balance - September 30, 2015	37,823,104	378,231	2,752,633	(3,138,499)	(7,635)

Net income(loss) - September 30, 2016	-	-	-	-	-

Balance - September 30, 2016	37,823,104	378,231	2,752,633	(3,138,499)	(7,635)

Net income(loss) - September 30, 2017	-	-	-	-	-

Balance - September 30, 2017	$ 37,823,104	$ 378,231	$ 2,752,633	$ (3,138,499)	$ (7,635)
The accompanying notes are an integral part of these financial statements
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

Note 4 - Notes Payable

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

Notes Payable - Related Party

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

Note 5 - Convertible Notes Payable

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

Note 6 - Stockholders’ Deficit

Common Stock

During the year ended September 30, 2015, the Company issued 3,200,015 in common stock for cash consideration of $60,234.

Stock Options

All stock options in 2015 were cancelled once the Company ceased operations.

Note 7 - Subsequent Events

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

Note 8 - Interim Period Disclosures

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