Form 10-Q
period 2018-03-31
UBL Interactive,Inc.
filed 2018-05-21
CIK 1576778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

☐ Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to _____________

Commission file number: 000-54955

UBL Interactive, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1077850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

China World Trade Center, Tower 1, Room 1825 Jianguomenwai Avenue, Beijing, China 100004	100004
(Address of principal executive offices)	(Zip Code)

+86 10-65014177

(Registrant’s telephone number, including area code)

____________________________________________________________

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

As of May 18, 2018, there were 41,998,104 shares of $0.01 par value common stock issued and outstanding.

FORM 10-Q

UBL Interactive, Inc.

2

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INDEX TO INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

1.	Unaudited Interim Condensed Balance Sheets as at March 31, 2018 and September 30, 2017	4

2.	Unaudited Interim Condensed Statements of Operations for the Three and Six months Ended March 31, 2018 and 2017	5

3.	Unaudited Interim Condensed Statements of Cash Flows for the Six months Ended March 31, 2018 and 2017	6

4.	Unaudited Interim Condensed Statement of Stockholders’ Deficit for the Six months Ended March 31, 2018	7

5.	Notes to Interim Condensed Financial Statements	8

3

UBL INTERACTIVE, INC.
INTERIM CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2018	2017
Assets

Current Assets
Cash	$-	$-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities (Note 5)	$1,666	$7,635

Total Liabilities	1,666	7,635

Going Concern Assumption (Note 2)
Stockholders ' Deficit
Preferred stock, $0.01 par value, 10,000,000 shares authorized - issued and outstanding – none (Note 5)
Common stock, $0.01 par value, 50,000,000 shares authorized -issued and outstanding – 41,998,104, (September 30, 2017 - 37,823,104)	419,981	378,231
Additional paid-in capital	2,718,518	2,752,633
Accumulated deficit	(3,140,165)	(3,138,499)

Total Stockholders' Deficit	(1,666)	(7,635)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

4

UBL INTERACTIVE, INC.
INTERIM CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2018	2017	2018	2017

Operating Expenses
Professional fees	$1,666	$-	$1,666	$-
General and administrative	-	-	-	-

Total Operating Expenses	1,666	-	1,666	-

Net Loss	$1,666	$-	$1,666	$-

Weighted average shares outstanding
Basic and fully diluted	40,467,271	37,823,104	39,130,659	37,823,104

Net loss per share - basic and fully diluted	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

5

UBL INTERACTIVE, INC.
INTERIM CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31,
(Unaudited)

	2018	2017
Cash Flows From Operating Activities
Net loss	$(1,666)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities
Accounts payable	1,666	-

Cash Used In Operating Activities	-	-

Change in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents - Beginning of period	-	-

Cash and Cash Equivalents - End of period	$-	$-

The accompanying notes are an integral part of these financial statements.

6

UBL INTERACTIVE, INC.
INTERIM CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED MARCH 31, 2018
(Unaudited)

	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - October 1, 2017	37,823,104	$378,231	$2,752,633	$(3,138,499)	$(7,635)

Shares issued for debt (Note 4)	4,175,000	41,750	(34,115)	-	7,635
Net loss	-	-	-	(1,666)	(1,666)

Balances - March 31, 2018	41,998,104	$419,981	$2,718,518	$(3,140,165)	$(1,666)

The accompanying notes are an integral part of these financial statements.

7

UBL INTERACTIVE, INC.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended March 31, 2018

(Unaudited)

Note 1 – Nature of Operations

UBL Interactive, Inc. (“UBL” or the “Company”) was incorporated under the laws of the State of Delaware on September 30, 2009. The Company provided public identity services to businesses by managing their online profile information and distributing this information uniformly to search engines, directory publishers, social networks and mobile services until operations had ceased in July 2015.

Note 2 – Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in U.S dollars. Accordingly, they do not include all of the information and footnotes required under U.S GAAP for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2017. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation, have been made. Operating results for the six months ended March 31, 2018 are not necessary indicative of its results for a full year.

Going Concern Assumptions

These unaudited interim condensed financial statements have been prepared on a going concern basis which contemplates that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. If the going concern assumptions were not appropriate for these financial statements then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses and the statement to financial position classifications.

As at March 31, 2018, the Company had an accumulated deficit of $3,140,165 since inception. As at March 31, 2018, the Company does no have any cash balance and is in the process of pursuing business opportunities.

The continuation of the Company as a going concern is dependent upon its ability to raise additional financing and identify a suitable business and ultimately attain and maintain profitable operations. There can be no assurance that such financing and profitability will occur in the amounts and with terms expected. In the event that cash flow from operations, if any, together with the proceeds of any future financings, are insufficient to meet the Company’s current operating needs, the Company will be required to re-evaluate its planned expenditures and allocate its total resources in such a manner as the Board of Directors and management deem to be in the Company’s best interest.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not give effect to adjustments to the carrying value and classifications of assets and liabilities and related expenses that would be necessary should the Company be unable to continue as a going concern.

8

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements are limited to management assessment of the Company’s ability to continue as a going concern as discussed above.

Note 3 – Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In February 2016, the FASB issued guidance in the form of a FASB ASU No. 2016-12, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company currently does no have any outstanding lease agreement.

Note 4 – Debt Settlement

During the three months ended March 31, 2018, the Company issued 4,175,000 common shares to a director of the Company, who was also a former officer to settle a debt in the amount of $7,635.

Note 5 – Subsequent Event

In April 2018, the Company issued 10,000,000 Class A Preferred Shares to a director who was also a former officer of the Company at the time in consideration of debt settlement of $1,666.

9

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

Business

During the three and six months ended March 31, 2018, the Company had no active business operations. The Company has been seeking a merger target that would create an active business. To date, no merger target has been found.

During the three months ended March 31, 2018, the Company issued 4,175,000 common shares to settle a debt of $7,635. In April 2018, the Company issued 10,000,000 shares of Class A preferred shares in consideration of debt settlement of $1,666.

Statement of Operations – Three and six months ended March 31, 2018 versus three and six months ended March 31, 2017

During the three and six months ended March 31, 2018 and 2017, the Company incurred professional fees of $1,666 and did not have any operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a small reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

10

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not aware of any material, active, pending or threatened proceeding against us, nor are we, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A. Risk Factors.

Not applicable for a small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2018, the Company issued 4,175,000 shares of common stock to William R. Alessi Jr. to settle a debt in the amount of $7,635. Such shares were issued pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended ("Securities Act"). On April 20, 2018, the Company issued 10,000,000 Class A Preferred Shares to William R. Alessi in consideration of the settlement of his debt of $1,666. Such shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

11

Item 6. Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Section 1350

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

________

*	Filed herewith
**

This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBL Interactive, Inc.

May 21, 2018	By:	/s/ Ling Gui
Ling Gui
Chief Executive Officer, Chief Financial Officer and Chairman
Principal Executive Officer and Principal Accounting and Financial Officer)

13