Form 10-Q
period 2018-06-30
Yinghong Guangda Technology Ltd
filed 2018-08-15
CIK 1576778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

☐ Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to _____________

Commission file number: 000-54955

Yinghong Guangda Technology Limited
(Exact name of registrant as specified in its charter)

Delaware	27-1077850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

China World Trade Center Tower 1, Room 1825 Jianguomenwai Avenue, Beijing China	100004
(Address of principal executive offices)	(Zip Code)

+86 10-65014177

(Registrant’s telephone number, including area code)

Not Applicable
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 13, 2018, there were 41,998,104 shares of common stock, $0.01 par value per share, outstanding.

FORM 10-Q

Yinghong Guangda Technology Limited

(formerly UBL Interactive, Inc.)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2018

1.	Unaudited Interim Condensed Balance Sheets as at June 30, 2018 and September 30, 2017;	4

2.	Unaudited Interim Condensed Statements of Operations for the Three and Nine Months Ended June 30, 2018 and 2017;	6

3.	Unaudited Interim Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2018 and 2017;	7

4.	Unaudited Interim Condensed Statement of Stockholders’ Deficit for the Nine Months Ended June 30, 2018	8

5.	Notes to Unaudited Interim Condensed Financial Statements	9

3

YINGHONG GUANGDA TECHNOLOGY LIMITED (FORMERLY UBL INTERACTIVE, INC.)
INTERIM CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	September 30,
	2018	2017
Assets

Current Assets
Cash	$-	$-

Total Assets	$-	$-

The accompanying notes are an integral part of these financial statements.

YINGHONG GUANGDA TECHNOLOGY LIMITED (FORMERLY UBL INTERACTIVE, INC.) INTERIM CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2018	2017

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,014	$7,635
Due to a related party (Note 5)	19,708	-

Total Liabilities	20,722	7,635

Going Concern Assumption (Note 2)
Stockholders ' Deficit
Preferred stock, $0.01 par value, 10,000,000 shares authorized - issued and outstanding – 10,000,000 (Note 4)	100,000	-
Common Stock, $0.01 par value, 200,000,000 shares authorized - issued and outstanding – 41,998,104, (September 30, 2017 - 37,823,104)	419,981	378,231
Additional paid-in capital	2,620,184	2,752,633
Accumulated deficit	(3,160,887)	(3,138,499)

Total Stockholders' Deficit	(20,722)	(7,635)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

YINGHONG GUANGDA TECHNOLOGY LIMITED (FORMERLY UBL INTERACTIVE, INC.)
INTERIM CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017

Operating Expenses
Professional fees	$16,485	$-	$18,151	$-
Filing fees	4,237	-	4,237	-

Total Operating Expenses	20,722	-	22,388	-

Net Loss	$20,722	$-	$22,388	$-

Weighted average shares outstanding – basic and diluted
– common stock	41,998,104	37,823,104	40,086,474	37,823,104

Net loss per share - basic and diluted
– common stock	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

YINGHONG GUANGDA TECHNOLOGY LIMITED (FORMERLY UBL INTERACTIVE, INC.)
INTERIM CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30,
(Unaudited)
	2018	2017
Cash Flows From Operating Activities
Net loss	$(22,388)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities
Accounts payable	2,680	-
Due to a related company	19,708	-

Cash Used In Operating Activities	-	-

Change in Cash and Cash Equivalents	-	-

Cash and Cash Equivalents - Beginning of period	-	-

Cash and Cash Equivalents - End of period	$-	$-
Non-cash transactions
Shares issued for debt settlement	$9,301	$-

The accompanying notes are an integral part of these financial statements.

YINGHONG GUANGDA TECHNOLOGY LIMITED (FORMERLY UBL INTERACTIVE, INC.)
INTERIM CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED JUNE 30, 2018
(Unaudited)

	COMMON STOCK		CLASS A PREFERRED SHARE		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance - October 1, 2017	37,823,104	$378,231	-	$-	$2,752,633	$(3,138,499)	$(7,635)

Shares issued for debt (Note 4)	4,175,000	41,750	-	-	(34,115)	--	7,635
Shares issued for debt (Note 4)	-	-	10,000,000	100,000	(98,334)	-	1,666
Net loss	-	-	-	-	-	(22,388)	(22,388)

Balances – June 30, 2018	41,998,104	$419,981	10,000,000	$ 100,000	$2,620,184	$(3,160,887)	$(20,722)

The accompanying notes are an integral part of these financial statements.

YINGHONG GUANGDA TECHNOLOGY LIMITED

(FORMERLY UBL INTERACTIVE, INC.)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended June 30, 2018

(Unaudited)

Note 1 – Nature of Operations and Change of Control

Yinghong Guangda Technology Limited, formerly UBL Interactive, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on September 30, 2009. The Company provided public identity services to businesses by managing their online profile information and distributing this information uniformly to search engines, directory publishers, social networks and mobile services until the discontinuance of operations in July 2015.

Effective May 24, 2018, the Company changed its name from UBL Interactive, Inc. to Yinghong Guangda Technology Limited. The change in name followed the May 2, 2018 closing of the transactions contemplated by that certain Stock Purchase Agreement (the “Agreement”) by and between William R. Alessi, Jr., the Company’s then majority stockholder (the “Seller”) and Hero Grand Everbright International Limited (the “Purchaser”). Pursuant to the Agreement, the Seller sold to the Purchaser (i) 4,175,000 shares of common stock, par value $0.01 per share (the “Common Stock”) of the Company and (ii) 10,000,000 Class A Preferred Shares, par value $0.01 per share, each convertible to 1,000 shares of Common Stock (the “Preferred Shares”), subject to certain adjustments, in consideration for $375,000 in cash from corporate funds of the Purchaser (the “Transaction”). Following consummation of the Transaction, the Purchaser holds 99.6% of the voting securities of the Company. The Transaction has resulted in a change in control of the Company from the Seller to the Purchaser. Following the Transaction, the Company remains a “shell” company with no business operations.

Note 2 – Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in U.S dollars. Accordingly, they do not include all of the information and footnotes required under U.S GAAP for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal year 2017. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation, have been made. Operating results for the nine months ended June 30, 2018 are not necessary indicative of its results for a full year.

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

As of June 30, 2018, the Company had an accumulated deficit of $3,160,887 since inception. As of June 30, 2018, the Company does not have any cash balance and is in the process of pursuing business opportunities.

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

Note 3 – Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In February 2016, the FASB issued guidance in the form of a FASB ASU No. 2016-12, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company currently does not have any outstanding lease agreement.

Note 4 – Debt Settlements

In February 2018, the Company issued 4,175,000 shares of Common Stock to William Alessi, a former director and officer of the Company, to settle a debt owed to him in the amount of $7,635.

In April 2018, the Company issued 10,000,000 shares of Class A Preferred Shares to William Alessi to settle a debt owed to him in the amount of $1,666. Each Class A Preferred Shares entitles its holder to convert each such share into 1,000 shares of Common Stock at no additional cost.

Note 5 – Related Party Transactions

Due to related party in the amount of $19,708, as of June 30, 2018, represents the operating expenses paid by an officer who is also the director of the Company on behalf of the Company. The balance due to this related party is unsecured, non-interest bearing and has no stated repayment date.

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

Business

During the three and nine months ended June 30, 2018, the Company has had no active business operations. The Company has been seeking a business combination target that would create an active business. To date, no business combination target has been found.

During the three months ended June 30, 2018, the Company issued 10,000,000 shares of Class A Preferred Shares in consideration of debt settlement of $1,666.

Results of Operations

We are a “shell” company with no operations, and as such we do not generate any revenues and have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

During the three and nine months ended June 30, 2018, we incurred professional fees and filing fees totaling $20,722 and $22,388, respectively. During the three and nine months ended June 30, 2017, we did not incur any operating expenses. There were no operating activities during the three and nine months ended June 30, 2018.

Liquidity and Capital Resources

We will require additional capital to meet our long term operating requirements, both before and after any business combination transaction we may consummate (of which no assurances can be given). We expect to finance our operations through advances from shareholders, the sale of equity or debt securities until we consummate a business combination. We currently have no cash, and will need additional capital in order to continue operating and to acquire an operating business. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

As of June 30, 2018, our total assets were $0 compared to $0 in total assets at September 30, 2017. As of June 30, 2018, our total liabilities were $20,722 compared to $7,635 in total liabilities at September 30, 2017. As of June 30, 2018, total liabilities were comprised of $1,014 in accounts payable and accrued liabilities and $19,708 in related party payables. As of September 30, 2017, total assets were $0 and total liabilities were $7,635 in accounts payable and accrued liabilities.

Stockholders’ deficit was $20,722 as of June 30, 2018 compared to $7,635 as of September 30, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not aware of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A. Risk Factors.

Not applicable for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Disclosed previously in this report.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Section 1350

_________________

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

Yinghong Guangda Technology Limited

Date: August 15, 2018	By:	/s/ Ling Gui
	Name:	Ling Gui
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

